Form 10QSB
period 1999-12-31
ALAMOGORDO FINANCIAL CORP
filed 2000-04-17
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

                         Commission file number 0-29655


                        Alamogordo Financial Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

   United States of America                              74-2819148
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                  500 10th Street, Alamogordo, New Mexico 88310
                    (Address of principal executive offices)

                                 (505) 437-9334
                            Issuer's telephone number

--------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10 shares of common stock par value $.10 per share.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [x]

                        ALAMOGORDO FINANCIAL CORPORATION

                                      INDEX

                                                                     Page
                                                                     ----
PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets as of
            December 31, 1999 and June 30, 1999.....................  1

          Consolidated Statements of Income for the
            three months and six months ended
            December 31, 1999 and 1998..............................  2

          Consolidated Statements of Changes in Equity
            for the six months ended
            December 31, 1999.......................................  3

          Consolidated Statements of Cash Flows for the
            six months ended
            December 31, 1999 and 1998..............................  4

          Notes to Consolidated Financial Statements................  5

          Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations.......................................  7

PART II.  OTHER INFORMATION......................................... 10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        Alamogordo Financial Corporation
                        Consolidated Balance Sheets as of
                       December 31, 1999 and June 30, 1999
                                   (Unaudited)

                                                           At             At
                                                      December 31,     June 30,
                                                          1999           1999
                                                       ---------      ---------
                                                         (Dollars in thousands)
ASSETS
Cash and cash equivalents ........................     $   7,088      $   8,472
Securities:
      Available for sale .........................        15,723         17,030
      Held to maturity ...........................         5,215          3,473
Loans, net .......................................       117,451        115,949
Real estate owned, net ...........................            52             --
Premises and equipment, net ......................         8,585          8,745
Stock in Federal Home Loan Bank, at cost .........         1,370          1,332
Accrued interest .................................           881            955
Other assets .....................................           320            202
                                                       ---------      ---------
    Total assets .................................     $ 156,685      $ 156,158
                                                       =========      =========

LIABILITIES AND EQUITY
Deposits .........................................     $ 123,351      $ 122,460
Escrows ..........................................           489          1,006
Accrued interest and other liabilities ...........           143            251
Advances from Federal Home Loan Bank .............        10,000         10,000
                                                       ---------      ---------
   Total liabilities .............................       133,983        133,717
                                                       ---------      ---------

EQUITY
Common Stock, par value $.10 per share;
 10,000,000 shares authorized,
 100 shares issued ...............................            --             --
Retained earnings, substantially restricted ......        23,098         22,710
Accumulated other comprehensive income ...........          (396)          (269)
                                                       ---------      ---------
    Total equity .................................        22,702         22,441
                                                       ---------      ---------

Total liabilities and equity .....................     $ 156,685      $ 156,158
                                                       =========      =========

                        Alamogordo Financial Corporation
                        Consolidated Statements of Income
                    for the Three Months and Six Months Ended
                           December 31, 1999 and 1998
                                   (Unaudited)


                                         Three Months Ended    Six Months Ended
                                             December 31,         December 31,
                                          -----------------    ----------------
                                            1999     1998       1999      1998
                                            ----     ----       ----      ----
Interest income:
  Interest and fees on loans ..........   $ 2,287   $ 2,251   $ 4,577   $ 4,463
  Interest on securities ..............       258       305       485       690
  Interest on mortgage-backed
   securities .........................        43        61        87       118
  Interest on other interest
   earning assets .....................        59       169       132       319
                                          -------   -------   -------   -------
   Total interest income ..............     2,647     2,786     5,281     5,590

Interest expense:
  Interest on deposits ................     1,547     1,750     3,078     3,519
  Interest on FHLB and other
   borrowings .........................       127       127       250       254
                                          -------   -------   -------   -------
   Total interest expense .............     1,674     1,877     3,328     3,773
                                          -------   -------   -------   -------
    Net interest income ...............       973       909     1,953     1,817

Provision for loan losses .............        --        --        --        --
                                          -------   -------   -------   -------
  Net interest income, after
   provision for loan losses ..........       973       909     1,953     1,817
                                          -------   -------   -------   -------

Other income
  Service charges and fees ............        49        32        95        61
  Loss on sale of real
   estate owned .......................        --        --        --        (9)
  Gain on sale of
   premises and equipment .............        --        --        29        --
  Other ...............................        35        33        68        66
                                          -------   -------   -------   -------
   Total other income .................        84        65       192       118
                                          -------   -------   -------   -------

Other expenses
  Salaries and benefits ...............       338       322       657       623
  Occupancy ...........................       164       164       343       315
  Data processing fees ................        64        82       128       211
  Federal insurance premiums
   and other insurance expense ........        29        30        58        61
  Advertising .........................        28        19        54        33
  Other ...............................       173       134       322       293
                                          -------   -------   -------   -------
   Total other expenses ...............       796       751     1,562     1,536
                                          -------   -------   -------   -------
   Income before income taxes .........       261       223       583       399
                                          -------   -------   -------   -------

Provision for income taxes ............       102        66       195       104
                                          -------   -------   -------   -------
   Net income .........................   $   159   $   157   $   388   $   295
                                          =======   =======   =======   =======

                        Alamogordo Financial Corporation
            Consolidated Statement of Changes in Stockholders' Equity
                       Six Months Ended December 31, 1999
                                   (Unaudited)


                                                        Accumulated
                                                           Other
                                                        Comprehensive   Total
                                       Stock     Equity     Income      Equity
                                       -----     ------     ------      ------
BALANCES AT JUNE 30, 1999 .........  $     --   $ 22,710   $   (269)   $ 22,441

Comprehensive income
   Net income .....................        --        388         --         388

   Other comprehensive income,
    net of tax:
     Change in unrealized loss
      on securities available
      for sale, net of deferred
      income tax benefit of $(85) .        --         --       (127)       (127)
                                                                       --------

   Total comprehensive income .....        --         --         --         261
                                     --------   --------   --------    --------

Balances at December 31, 1999 .....  $     --   $ 23,098   $   (396)   $ 22,702
                                     ========   ========   ========    ========

                        Alamogordo Financial Corporation
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                  Six Months
                                                              Ended December 31,
                                                              ------------------
                                                               1999        1998
                                                               ----        ----
Cash flows from operating activities:
   Net income ..........................................     $  388     $   295
   Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation .....................................        181         166
      Net amortization of premiums and accretion
       of discounts on securities ......................        (28)        (48)
      Gain on sale of loans ............................         --          (5)
      (Gain) loss on sales of other real
       estate owned ....................................         --           9
      Gain on sales of premises and equipment ..........        (29)         --
   (Increase) decrease in interest receivable ..........         74         (64)
   (Increase) in other assets ..........................       (118)       (102)
   (Decrease) in interest payable and
    other liabilities ..................................       (108)        (41)
                                                            -------     -------
      Net cash provided by operating activities ........        360         210

Cash flows from investing activities:
   Proceeds from maturities of securities
    available-for sale .................................      1,084      13,777
   Proceeds from maturities of securities
    held-to-maturity ...................................      1,297         466
   Purchases of securities available-for-sale ..........         --      (5,019)
   Purchases of securities held-to-maturity ............     (2,915)         --
   Purchases of FHLB stock .............................        (38)        (38)
   Net (increase) in loans .............................     (1,712)       (867)
   Proceeds from sale of loans .........................         --       1,148
   Purchases of loans ..................................         --      (4,585)
   Proceeds from sales of premises and equipment .......         74          --
   Purchases of premises and equipment .................        (66)       (327)
   Net proceeds from sales of real estate owned ........        158          25
                                                            -------     -------
      Net cash provided by (used in)
       investing activities ............................     (2,118)      4,580

Cash flows from financing activities:
   Net increase (decrease) in deposits .................        891         701
   Net increase (decrease) in escrows ..................       (517)       (623)
                                                            -------     -------
      Net cash provided by (used in) financing
       activities ......................................        374          78
                                                            -------     -------

Net increase in cash and cash equivalents ..............     (1,384)      4,868

Cash and cash equivalents, beginning of year ...........      8,472       6,992
                                                            -------     -------

Cash and cash equivalents, end of year .................    $ 7,088     $11,860
                                                            -------     -------
Noncash investing and financing activities:
   Transfers of loans to real estate owned .............    $   209     $    --

Supplemental disclosures of cash flow information:
   Income taxes paid ...................................    $   186     $   106
   Interest ............................................      3,378       3,777

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1. Stock Offering

         On October 19,1999, the Board of Directors of Alamogordo Financial adopted a Plan of Stock issuance. Pursuant to the Plan of Stock Issuance, a prospectus date February 11, 2000, and a prospectus supplement dated April 11, 2000 Alamogordo Financial plans to offer and sell up to 410,550 shares of its common stock in a community offering, and issue additional shares to AF Mutual Holding Company. Following the offering, purchasers in the offering will own 28.0% of Alamogordo Financial's common stock, and AF Mutual Holding Company will own 72.0%. The offering price will be $10 per share. Offering costs will be deferred and deducted from the proceeds of the shares sold. If the offering is not completed, all costs will be charged to expense.

2. Basis of Presentation

         The financial statements included herein have been prepared by Alamogordo Financial without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter ended December 31, 1999 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2000.

         The interim unaudited financial statements presented herein should be read in conjunction with Alamogordo Financial's prospectus dated February 11, 2000, and the annual audited financial statements of Alamogordo Financial for the fiscal year ended June 30, 1999, that are contained in the prospectus.

3. Allowance for Loan Losses

         The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

         The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. Management's evaluations, which are subject to periodic review by the Bank's regulators, take into consideration such factors as the Bank's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Future adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors.

Activity in the allowance for loan losses for the periods indicated is summarized as follows:


                                    Three Months Ended       Six Months Ended
                                        December 31,            December 31,
                                    ------------------       -----------------
                                      1999       1998         1999        1998
                                      ----       ----         ----        ----
Balance at beginning of period...      467        481          472         486
Provision for loan losses........       --         --           --          --
Charge-offs......................       (5)        --          (11)         (5)
Recoveries.......................        7         --            8          --
                                     -----      -----        -----       -----
Balance at end of period.........    $ 469      $ 481        $ 469       $ 481
                                     =====      =====        =====       =====


4. Comprehensive Income

         Alamogordo Financial has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, Alamogordo Financial's total comprehensive income (loss) was $261 and $322 for the six months ended December 31, 1999 and 1998, respectively, and $69 and $105 for the three months ended December 31, 1999 and 1998, respectively. The difference between Alamogordo Financial's net income and total comprehensive income for these periods equals the change in the after- tax net unrealized gain or loss on securities available for sale during the applicable periods. Accumulated other comprehensive income (loss) in the consolidated statements of financial condition represents the after-tax net unrealized gain
(loss) on securities available for sale as of December 31, 1999 and June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND JUNE 30, 1999

         Alamogordo Financial's total assets increased by $527,000, or .3%, to $156.7 million at December 31, 1999, from $156.2 million at June 30, 1999. The increase resulted primarily from an increase in loans receivable and securities, partially offset by a decrease in cash and cash equivalents. Loans receivable increased by $1.5 million, or 1.3%, to $117.4 million from $115.9 million as a result of new loan originations surpassing principal repayments and loan payoffs. Securities, including mortgage- backed securities, increased by $435,000, or 2.1%, to $20.9 million from $20.5 million as a result of new purchases surpassing maturities and repayments. Cash and cash equivalents decreased by $1.4 million, or 16.3%, to $7.1 million from $8.5 million primarily due to the annual payment of county property taxes for borrowers.

         Total deposits increased by $891,000, or .7%, to $123.4 million at December 31, 1999 from $122.5 million at June 30, 1999. The increase resulted from a $1.1 million, or 1.1%, increase in term certificates to $103.6 million from $102.5 million, offset by a $178,000, or .1%, decrease in transaction and savings deposits to $19.8 million from $20.0 million. The increase in term certificates resulted primarily from an increase in public funds. Total borrowings were unchanged at $10.0 million.

         Equity increased by $261,000, or 1.16%, to $22.7 million from $22.4 million primarily due to earnings over the period, partially offset by a $127,000 decrease in accumulated other comprehensive income related to unrealized losses on securities available for sale. As of December 31, 1999, Alamogordo Federal had $22.7 million of tangible capital or 14.4% of tangible assets, $22.7 million of core capital or 14.4% of total adjusted assets, and $23.1 million of risk-based capital or 29.9% of risk- weighted assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

         General. Net income increased by $2,000, or 1.3%, to $159,000 for the three months ended December 31, 1999, from $157,000 for the three months ended December 31, 1998. The increase resulted from an increase in net interest income and other income, partially offset by an increase in other expense and the provision for income taxes. Alamogordo Federal's computers and data processors did not experience any difficulties related to their ability to correctly identify the year 2000.

         Interest Income. Interest income decreased by $139,000, or 5.0%, to $2.6 million for the three months ended December 31, 1999 from $2.8 million for the three months ended December 31, 1998. The decrease resulted from a decrease in interest on securities and other interest-earning assets, partially offset by an increase in interest and fees on loans. Interest and fees on loans receivable increased by $36,000, or 1.6%. The increase resulted from a $6.3 million, or 5.7%, increase in the average balance of loans receivable to $117.2 million from $110.9 million, partially offset by a 32 basis point decrease in the average yield on the loan portfolio to 7.80% from 8.12%. The increase in average balance of loans receivable resulted from a net increase in both mortgage and consumer and other loans. The decrease in the average yield resulted from the prepayment of higher yielding loans in a declining interest rate environment. The decrease in average yield also resulted, in part, from downward adjustments in adjustable-rate loans. Interest on securities, including mortgage-backed securities and other interest- earning assets, decreased by $175,000, or 32.7%, to $360,000 from $535,000. This decrease resulted from a $4.1 million, or 16.3%, decrease in the average balance of securities due to maturities and repayment of principal, and a 10 basis point decrease in the average yield on securities. The average balance of other interest-earning assets decreased by $9.4 million, the effects of which were partially offset by an increase in the average yield of 190 basis points.

         Interest Expense. Interest expense on deposits decreased by $203,000, or 11.6%, to $1.5 million for the three months ended December 31, 1999 from $1.8 million for the three months ended December 31,1998. Interest expense on transaction and savings accounts decreased to $101,000 from $111,000, as the average balance of transaction and savings accounts remained relatively stable, and the average cost decreased to 2.27% from 2.46%. Interest expense on certificate accounts decreased by $193,000, to $1.4 million from $1.6 million, as the average balance of certificate accounts decreased by $4.6 million and the average cost decreased by 48 basis points. Interest expense on borrowings remained stable at $127,000. The decrease in certificate accounts resulted primarily from a decrease in public funds. The decrease in rates resulted from a general decline in shorter-term market rates of interest.

         Net Interest Income. Net interest income increased by $64,000, or 7.0%, to $973,000 for the three months ended December 31, 1999 from $909,000 for the three months ended December 31, 1998. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 41 basis points to 2.36% from 1.95%.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending and the levels of nonperforming and other classified loans. Based on our evaluation of these factors, and based on loan allowance recoveries of $7,000 and charge-offs of $5,000 for the three months ended December 31, 1999, and no charge-offs or recoveries for the three months ended December 31, 1998, we made no provision for loan losses. The allowance for loan losses decreased to $469,000, or 259.1% of total nonperforming loans at December 31, 1999 from $472,000, or 88.7% of total nonperforming loans at June 30, 1999. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses at December 31, 1999 and June 30, 1999 was adequate.

         Other Income. Total other income includes service charges and fees, gain (loss) on sale of real estate owned and premises and equipment, and other. Total other income increased by $19,000, or 29.2%, to $84,000 from $65,000. Service charges and fees increased by $17,000 primarily due to ATM fee income and deposit account service charges. Other income increased by $5,000 as a result of increased tenant occupancy of the office building.

         Other Expense. Total other expense increased by $45,000, or 6.1%, to $796,000 for the three months ended December 31, 1999 from $751,000 for the three months ended December 31, 1998. A decrease in the deferral of loan origination costs, which was offset by employee compensation expense, contributed $16,000 to this increase as new loan originations decreased during the latter period. Advertising expense increased $9,000 primarily due to additional marketing programs. These increases were partially offset by a $18,000 decrease in data processing fees due to Alamogordo Federal's conversion of its data processing system during the earlier period.

         Provision for Income Taxes. The provision for income taxes increased to $102,000, or 39.1% of net income before income taxes, from $66,000, or 29.6% of net income before income taxes. The increase in the provision resulted from an increase in net income before income taxes. The increase in effective tax rate resulted from a decrease in income from tax-exempt securities and other changes in deferred tax items.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

         General. Net income increased by $93,000, or 31.7%, to $388,000 for the six months ended December 31, 1999, from $295,000 for the six months ended December 31, 1998. The increase resulted from an increase in net interest income and other income, partially offset by an increase in other expense and the provision for income taxes.

         Interest Income. Interest income decreased by $309,000, or 5.5%, to $5.3 million for the six months ended December 31, 1999 from $5.6 million for the six months ended December 31, 1998. The decrease resulted from a decrease in interest on securities and other interest-earning assets, partially offset by an increase in interest and fees on loans. Interest and fees on loans receivable increased by $114,000, or 2.6%. The increase resulted from a $7.2 million, or 6.5%, increase in the average balance of loans receivable to $116.9 million from $109.7 million, partially offset by a 30 basis point decrease in the average yield on the loan portfolio to 7.83% from 8.13%. The increase in average balance of loans receivable resulted from a net increase in both mortgage and consumer and other loans. The decrease in the average yield resulted from the prepayment of higher yielding loans in a declining interest rate environment. The decrease in average yield also resulted, in part, from downward adjustments in adjustable-rate loans. Interest on securities, including mortgage-backed securities and other interest- earning assets, decreased by $423,000, or 37.5%, to $704,000 from $1.1 million. This decrease resulted from an $8.7 million, or 30.2%, decrease in the average balance of securities due to maturities and repayment of principal, and an 8 basis point decrease in the average yield on securities. The average balance of other interest-earning assets decreased by $6.8 million, the effects of which were partially offset by a 76 basis point increase in the average yield.

         Interest Expense. Interest expense on deposits decreased by $441,000, or 12.5%, to $3.1 million for the six months ended December 31, 1999 from $3.5 million for the six months ended December 31,1998. Interest expense on transaction and savings accounts decreased to $197,000 from $245,000, as the average balance of transaction and savings accounts remained relatively stable, and the average cost decreased to 2.18% from 2.72%. Interest expense on certificate accounts decreased by $393,000, to $2.9 million from $3.3 million, as the average balance of certificate accounts decreased by $5.6 million and the average cost decreased by 44 basis points. Interest expense on borrowings decreased to $250,000 from $254,000. The decrease in certificate accounts resulted primarily from a decrease in public funds. The decrease in rates resulted from a general decline in shorter-term market rates of interest.

         Net Interest Income. Net interest income increased by $136,000, or 7.5%, to $1.9 million for the six months ended December 31, 1999 from $1.8 million for the six months ended December 31, 1998. The net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 45 basis points to 2.38% from 1.93%.

         Provision for Loan Losses. Our policy regarding provisions for loan losses is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998." Based on the factors described in that section, and based on net loan charge-offs of $3,000 and $5,000 during the six months ended December 31, 1999 and 1998, respectively, we made no provision for loan losses in either period. Management believes that the allowance for loan losses at December 31, 1999 was adequate.

         Other Income. Total other income increased by $74,000, or 62.7%, to $192,000 from $118,000. Service charges and fees increased by $33,000 primarily due to ATM fee income and deposit account service charges. Other income increased by $10,000 as a result of increased tenant occupancy of the office building. Gain on sale of real estate totaled $29,000 for the six months ended December 31, 1999, as compared to no gain for the previous period as a result of the sale of land.

         Other Expense. Total other expense increased by $26,000, or 1.7%, to $1.6 million for the six months ended December 31, 1999 from $1.5 million for the six months ended December 31, 1998. The net increase was the result primarily of the opening of Alamogordo Federal's second branch office.

         Provision for Income Taxes. The provision for income taxes increased to $195,000, or 33.4% of net income before income taxes, from $104,000, or 26.1% of net income before income taxes. The increase in the provision resulted from an increase in net income before income taxes. The increase in effective tax rate resulted from a decrease in income from tax-exempt securities and other changes in deferred tax items.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There are various claims and lawsuits in which Alamogordo Financial is periodically involved incidental to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Changes in Securities.

         Not applicable.

         (b) Use of proceeds.

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                    Alamogordo Financial Corporation

                                        /s/ R. Miles Ledgerwood
Date: April 4, 2000                 By: ----------------------------------------
                                        R. Miles Ledgerwood
                                        President and Chief Executive Officer


                                        /s/ Norma J. Clute
Date: April 4, 2000                 By: ----------------------------------------
                                        Norma J. Clute
                                        Vice President and Treasurer