Form 10QSB
period 2000-03-31
ALAMOGORDO FINANCIAL CORP
filed 2000-05-12
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                         Commission file number 0-29655


                        Alamogordo Financial Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           United States of America                         74-2819148
   ---------------------------------------        ------------------------------
        (State or other jurisdiction of     (IRS Employer Identification Number)
         incorporation or organization)

                  500 10th Street, Alamogordo, New Mexico 88310
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (505) 437-9334
                                 --------------
                            Issuer's telephone number

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

     Transitional Small Business Disclosure Format (check one): Yes / / No /x/

                        ALAMOGORDO FINANCIAL CORPORATION

                                      INDEX

                                                                            Page

PART I.    FINANCIAL INFORMATION

           Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets as of
             March 31, 2000 and June 30, 1999..................................1

           Consolidated Statements of Income for the
             three months and nine months ended
             March 31, 2000 and 1999...........................................2

           Consolidated Statements of Changes in Stockholders'
             Equity for the nine months ended
             March 31, 2000....................................................3

           Consolidated Statements of Cash Flows for the
             nine months ended
             March 31, 2000 and 1999...........................................4

           Notes to Unaudited Consolidated Financial Statements................5

           Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations.................................................7

PART II.   OTHER INFORMATION..................................................10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        Alamogordo Financial Corporation
                         Consolidated Balance Sheets at
                        March 31, 2000 and June 30, 1999
                                   (Unaudited)

                                                                      At                                    At
                                                                March 31, 2000                        June 30, 1999
                                                                --------------                        -------------

(Dollars in thousands)
ASSETS
Cash and cash equivalents.................................      $     7,218                        $     8,472
Securities:
      Available for sale..................................           15,523                             17,030
      Held to maturity....................................            2,098                              3,473
Loans, net................................................          117,696                            115,949
Real estate owned, net....................................               52                                 --
Premises and equipment, net...............................            8,528                              8,745
Stock in Federal Home Loan Bank, at cost..................            1,391                              1,332
Accrued interest..........................................              664                                955
Other assets..............................................              633                                202
                                                                -----------                        -----------
    Total assets..........................................      $   153,803                        $   156,158
                                                                ===========                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits..................................................      $   122,796                        $   122,469
Escrows...................................................              781                              1,006
Accrued interest and other liabilities....................              351                                242
Advances from Federal Home Loan Bank......................            7,000                             10,000
                                                                -----------                        -----------
   Total liabilities......................................          130,928                            133,717
                                                                -----------                        -----------

STOCKHOLDERS' EQUITY
Common Stock, par value $.10 per share;
   10,000,000 shares authorized, 100 shares issued........               --                                 --
Retained earnings, substantially restricted...............           23,329                             22,710
Accumulated other comprehensive income....................             (454)                              (269)
                                                                -----------                        -----------
    Total stockholders' equity............................           22,875                             22,441
                                                                -----------                        -----------

Total liabilities and stockholders' equity................      $   153,803                        $  156,158
                                                                ===========                        ==========

See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                        Consolidated Statements of Income
                   For the three months and nine months ended
                             March 31, 2000 and 1999
                                   (Unaudited)


                                                            Three Months Ended             Nine Months Ended
                                                                 March 31,                     March 31,
                                                       ---------------------------    -----------------------
                                                           2000           1999            2000         1999
                                                       -----------     -----------    -----------    --------
                                                                                  (In Thousands)

Interest income:
  Interest and fees on loans.........................  $    2,258      $    2,258     $    6,834     $    6,721
  Interest on securities.............................         247             326            732          1,015
  Interest on mortgage-backed securities.............          42              52            129            171
  Interest on other interest earning assets..........         105             106            238            425
                                                       ----------      ----------     ----------     ----------
   Total interest income.............................       2,652           2,742          7,933          8,332

Interest expense:
  Interest on deposits...............................       1,530           1,678          4,608          5,197
  Interest on FHLB and other borrowings..............         151             120            401            374
                                                       ----------      ----------     ----------     ----------
   Total interest expense ...........................       1,681           1,798          5,009          5,571
                                                       ----------      ----------     ----------     ----------
    Net interest income..............................         971             944          2,924          2,761

Provision for loan losses............................          --              --             --             --
                                                       ----------      ----------     ----------     ----------
  Net interest income, after provision for loan losses        971             944          2,924          2,761
                                                       ----------      ----------     ----------     ----------

Other income (loss)
  Service charges and fees...........................          64              35            159             96
  Loss on sale of real estate owned..................          --              --             --             (9)
  Gain on sale of premises and equipment.............          --              --             29             --
  Other..............................................          33              33            101             99
                                                       ----------      ----------     ----------     ----------
   Total other income................................          97              68            289            186
                                                       ----------      ----------     ----------     ----------

Other expenses
  Salaries and benefits..............................         324             309            981            932
  Occupancy .........................................         170             167            514            481
  Data processing fees...............................          70              56            198            266
  Federal insurance premiums and other insurance
    expense..........................................          17              30             75             92
  Advertising .......................................          18              14             72             48
  Other..............................................         116             144            438            437
                                                       ----------      ----------     ----------     ----------
   Total other expenses..............................         715             720          2,278          2,256
                                                       ----------      ----------     ----------     ----------
   Income before income taxes........................         353             292            935            691
                                                       ----------      ----------     ----------     ----------

Provision for income taxes...........................         122             101            316            206
                                                       ----------      ----------     ----------     ----------
   Net income........................................  $      231      $      191     $      619     $      485
                                                       ==========      ==========     ==========     ==========


See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
            Consolidated Statement of Changes in Stockholders' Equity
                        Nine Months ended March 31, 2000
                                   (Unaudited)


                                                                                   Accumulated
                                                                                      Other
                                                  Common           Retained       Comprehensive         Total
                                                   Stock           Earnings          Income            Equity
                                                   -----            ------           ------            ------
                                                                         (In Thousands)


Balances at June 30, 1999                         $  --           $  22,710         $    (269)       $  22,441

Comprehensive income
   Net income..................................      --                 619                --              619

   Other comprehensive income, net of tax:
     Change in unrealized loss on securities
       available for sale, net of deferred
       income tax benefit of $(124)............      --                  --              (185)            (185)
                                                                                                     ---------

   Total comprehensive income..................                                                            434
                                                  -----           ---------         ---------        ---------

Balances at March 31, 2000.....................   $  --           $  23,329         $    (454)       $  22,875
                                                  =====           =========         =========        =========


See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                      Consolidated Statements of Cash Flows
                    Nine months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                      Nine months ended March 31,
                                                                                         2000            1999
                                                                                       --------         ------
                                                                                             (in thousands)
Cash flows from operating activities:
   Net income...................................................................       $    619        $   485
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation..............................................................            270            256
      Net amortization of premiums and accretion of discounts on securities.....            (55)           (63)
      Gain on sale of loans.....................................................             --             (5)
      Loss on sales of other real estate owned..................................             --              9
      Gain on sales of premises and equipment...................................            (29)            --
   (Increase) decrease in interest receivable...................................            291            (39)
   Increase in other assets.....................................................           (431)           (60)
   Increase (decrease) in interest payable and other liabilities................            109           (127)
                                                                                       --------        -------
      Net cash provided by operating activities.................................            774            456

Cash flows from investing activities:
   Proceeds from maturities of securities available-for-sale....................          1,183         20,441
   Proceeds from maturities of securities held-to-maturity......................          5,439            640
   Purchases of securities available-for-sale...................................             --        (14,229)
   Purchases of securities held-to-maturity.....................................         (3,870)        (4,281)
   Purchases of FHLB stock......................................................            (59)           (55)
   Net increase in loans........................................................         (1,957)          (818)
   Proceeds from sale of loans..................................................             --          1,148
   Purchases of loans...........................................................             --         (4,585)
   Proceeds from sales of premises and equipment................................             74             --
   Purchases of premises and equipment..........................................            (98)          (403)
   Net proceeds from sales of real estate owned.................................            158             25
                                                                                       --------        -------
      Net cash provided by (used in) investing activities.......................            870         (2,117)

Cash flows from financing activities:
   Net increase in deposits.....................................................            327            290
   Net decrease in escrows......................................................           (225)          (289)
   Payments on note payable.....................................................             --           (151)
   Payments on advances from Federal Home Loan Bank.............................         (3,000)            --
                                                                                       --------        -------
      Net cash used in financing activities.....................................       $ (2,898)       $  (150)
                                                                                       ========        =======

Net decrease in cash and cash equivalents.......................................       $ (1,254)       $(1,811)

Cash and cash equivalents, beginning of year....................................          8,472          6,992
                                                                                       --------        -------

Cash and cash equivalents, end of year..........................................       $  7,218        $ 5,181
                                                                                       ========        =======
Noncash investing and financing activities:
   Transfers of loans to real estate owned......................................       $    209        $    43

Supplemental disclosures of cash flow information:
   Income taxes paid............................................................       $    294        $   194
   Interest.....................................................................          5,055          5,602

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.       Stock Offering
         --------------

     On October 19,1999, the Board of Directors of Alamogordo Financial adopted a Plan of Stock issuance. Pursuant to the Plan of Stock Issuance, a prospectus dated February 11, 2000, and a prospectus supplement dated April 11, 2000, Alamogordo Financial plans to offer and sell up to 410,550 shares of its common stock for $10.00 per share in a community offering, and issue additional shares to AF Mutual Holding Company. Following the offering, purchasers in the offering will own 28.0% of Alamogordo Financial's common stock, and AF Mutual Holding Company will own 72.0%. Offering costs will be deferred and deducted from the proceeds of the shares sold. If the offering is not completed, all costs will be charged to expense.

2.       Basis of Presentation
         ---------------------

     The financial statements included herein have been prepared by Alamogordo Financial without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter ended March 31, 2000 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2000.

     The interim unaudited financial statements presented herein should be read in conjunction with Alamogordo Financial's prospectus dated February 11, 2000, and the annual audited financial statements of Alamogordo Financial for the fiscal year ended June 30, 1999, that are contained in the prospectus.

3.       Allowance for Loan Losses
         -------------------------

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                            Three Months Ended                 Nine Months Ended
                                                 March 31,                         March 31,
                                          2000              1999              2000             1999
                                        ---------         --------         ---------         ------
                                                                 (In Thousands)

Balance at beginning of period.......   $     469         $    481         $     472         $    486
Provision for loan losses............          --               --                --               --
Charge-offs..........................          (1)              (4)              (12)              (9)
Recoveries...........................           2               --                10               --
                                        ---------         --------         ---------         --------
Balance at end of period.............   $     470         $    477         $     470         $    477
                                        =========         ========         =========         ========


4.       Comprehensive Income
         --------------------

     Alamogordo Financial has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, Alamogordo Financial's total comprehensive income (loss) was $434 and $444 for the nine months ended March 31, 2000 and 1999, respectively, and $172 and $122 for the three months ended March 31, 2000 and 1999, respectively. The difference between Alamogordo Financial's net income and total comprehensive income for these periods equals the change in the after-tax net unrealized gain or loss on securities available for sale during the applicable periods. Accumulated other comprehensive income (loss) in the consolidated statements of financial condition represents the after-tax net unrealized gain (loss) on securities available for sale as of March 31, 2000 and June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition at March 31, 2000 and June 30, 1999

     Alamogordo Financial's total assets decreased by $2.4 million, or 1.5%, to $153.8 million at March 31, 2000, from $156.2 million at June 30, 1999. The decrease resulted primarily from a decrease in securities and cash and cash equivalents, partially offset by an increase in loans receivable. Securities, including mortgage-backed securities, decreased by $2.9 million, or 14.1%, to $17.6 million from $20.5 million as a result of maturities and repayments. Cash and cash equivalents decreased by $1.3 million, or 14.8%, to $7.2 million from $8.5 million primarily due to the paydown of advances from Federal Home Loan Bank and the funding of new loans, partially offset by the proceeds from the maturity and repayment of securities. Loans receivable increased by $1.8 million, or 1.5%, to $117.7 million from $115.9 million as a result of new loan originations surpassing principal repayments and loan payoffs.

     Total deposits increased by $327,000, or .3%, to $122.8 million at March 31, 2000 from $122.5 million at June 30, 1999. The increase resulted from a $521,000, or 2.8%, increase in transaction and savings deposits to $19.0 million from $18.5 million, partially offset by a $249,000, or 17.8%, decrease in non-interest-bearing deposits to $1.2 million from $1.4 million. Total borrowings decreased by $3.0 million, or 30.0%, to $7.0 million from $10.0 million. The decrease resulted from the paydown of advances from Federal Home Loan Bank.

     Equity increased by $434,000, or 1.9%, to $22.9 million from $22.4 million primarily due to earnings over the period, partially offset by a $185,000 decrease in accumulated other comprehensive income related to unrealized losses on securities available for sale. As of March 31, 2000, Alamogordo Federal had $22.6 million of tangible capital or 14.7% of tangible assets, $22.6 million of core capital or 14.7% of total adjusted assets, and $23.0 million of risk-based capital or 30.2% of risk-weighted assets.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2000 and
1999

     General. Net income increased by $40,000, or 20.9%, to $231,000 for the three months ended March 31, 2000, from $191,000 for the three months ended March 31, 1999. The increase resulted from an increase in net interest income and other income, partially offset by an increase in the provision for income taxes.

     Interest Income. Interest income decreased by $90,000, or 3.3%, to $2.65 million for the three months ended March 31, 2000 from $2.74 million for three months ended March 31, 1999. The decrease resulted from a decrease in interest on securities. Although interest and fees on loans receivable remained stable at $2.3 million, a $3.3 million, or 2.9%, increase in the average balance of loans receivable to $117.1 million from $113.8 million was offset by a 23 basis point decrease in the average yield on the loan portfolio to 7.71% from 7.94%. The increase in average balance of loans receivable resulted from a net increase in both mortgage and consumer and other loans. The decrease in the average yield resulted from the prepayment of higher yielding loans and a decrease in deferred loan fee income. Interest on securities, including mortgage-backed securities and other interest-earning assets, decreased by $90,000, or 18.6%, to $394,000 from $484,000. This decrease resulted from a $7.1 million, or 26.3%, decrease in the average balance of securities due to maturities and repayment of principal, the effects of which were partially offset by a 22 basis point increase in the average yield on securities, and a $1.9 million decrease in the average balance of other interest-earning assets, the effects of which were partially offset by an increase in the average yield of 151 basis points.

     Interest Expense. Interest expense on deposits decreased by $148,000, or 8.8%, to $1.5 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999. Interest expense on transaction and savings accounts increased to $113,000 from $98,000, as the average balance of transaction and savings accounts remained relatively stable at $18.2 million, and the average cost increased to 2.48% from 2.15% as a result of a general increase in shorter-term market rates of interest. Interest expense on certificate accounts decreased by $163,000, to $1.4 million from $1.6 million, as the average balance of certificate accounts decreased by $5.6 million and the average cost decreased by 31 basis points to 5.53% from 5.84%. The decrease in certificate accounts resulted in part from a decrease in public funds. Interest expense on borrowings increased by $31,000, to $151,000 from $120,000, as the average cost increased by 133 basis points to 6.12% from 4.79%, the effects of which were partially offset by a $154,000 decrease in the average balance to $9.9 million from $10.0 million.

     Net Interest Income. Net interest income increased by $27,000 or 2.9%, to $971,000 for the three months ended March 31, 2000 from $944,000 for the three months ended March 31, 1999. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 17 basis points to 2.26% from 2.09%.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending the levels of nonperforming and other classified loans. Based on our evaluation of these factors, and based on loan allowance recoveries of $2,000 and charge-offs of $1,000 for the three months ended March 31, 2000, and charge-offs of $4,000 for the three months ended March 31, 1999, we made no provision for loan losses. The allowance for loan losses decreased to $470,000, or 70.9% of total nonperforming loans at March 31, 2000 from $472,000, or 88.7% of total nonperforming loans at June 30, 1999. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses at March 31, 2000 and June 30, 1999 was adequate.

     Other Income. Total other income includes service charges and fees. Total other income increased by $29,000, or 42.6%, to $97,000 from $68,000. Service charges and fees increased by $29,000 primarily due to ATM fee income and deposit account service charges.

     Other Expense. Total other expense decreased by $5,000, or .7%, to $715,000 for the three months ended March 31, 2000 from $720,000 for the three months ended March 31, 1999. Salaries and benefits expense increased by $15,000, primarily due to a $10,000 increase in employee compensation, and a $7,000 decrease in the deferral of loan origination costs, as new loan originations decreased during the latter period. Data processing fees increased by $14,000, and were partially offset by a $13,000 decrease in federal insurance premiums and other insurance expense as the Federal Deposit Insurance Corporation ("FDIC") assessment rate for Savings Association Insurance Fund ("SAIF") insured institutions was lowered effective January 1, 2000.

     Provision for Income Taxes. The provision for income taxes increased to $122, or 34.6% of net income before income taxes, from $101,000, or 34.6% of net income before income taxes. The increase in the provision resulted from an increase in net income before income taxes.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2000 and
1999

     General. Net income increased by $134,000, or 27.6%, to $619,000 for the nine months ended March 31, 2000, from $485,000 for the nine months ended March 31, 1999. The increase resulted from an increase in net interest income and other income, partially offset by an increase in other expense and the provision for income taxes.

     Interest Income. Interest income decreased by $399,000, or 4.8%, to $7.9 million for the nine months ended March 31, 2000 from $8.3 million for the nine months ended March 31, 1999. The decrease resulted from a decrease in interest on securities and other interest-earning assets, partially offset by an increase in interest and fees on loans. Interest and fees on loans receivable increased by $113,000, or 1.7%. The increase resulted from a $5.9 million, or 5.3%, increase in the average balance of loans receivable to $117.0 million from $111.1 million, partially offset by a 28 basis point decrease in the average yield on the loan portfolio to 7.79% from 8.07%. The increase in average balance of loans receivable resulted from a net increase in both mortgage and consumer and other loans. The decrease in the average yield resulted from the prepayment of higher yielding loans and a decrease in deferred loan fee income. Interest on securities, including mortgage-backed securities and other interest-earning assets, decreased by $512,000, or 31.8%, to $1.1 million from $1.6 million. This decrease resulted from a $8.2 million, or 29.0%, decrease in the average balance of securities due to maturities and repayment of principal, partially offset by a 13 basis point increase in the average yield on securities. The average balance of other interest-earning assets decreased by $5.1 million, the effects of which were partially offset by a 94 basis point increase in the average yield.

     Interest Expense. Interest expense on deposits decreased by $589,000, or 11.3%, to $4.6 million for the nine months ended March 31, 2000 from $5.2 million for the nine months ended March 31, 1999. Interest expense on transaction and savings accounts decreased to $310,000 from $343,000, as the average balance of transaction and savings accounts remained relatively stable at $18.1 million, and the average cost decreased to 2.28% from 2.53%. Interest expense on certificate accounts decreased by $556,000, to $4.3 million from $4.9 million, as the average balance of certificate accounts decreased by $5.6 million and the average cost decreased by 40 basis points. The decrease in certificate accounts resulted in part from a decrease in public funds. Interest expense on borrowings increased by $27,000, to $401,000 from $374,000, as the average balance decreased by $80,000, offset by an increase in the average cost of 40 basis points.

     Net Interest Income. Net interest income increased by $163,000, or 5.9%, to $2.9 million for the nine months ended March 31, 2000 from $2.8 million for the nine months ended March 31, 1999. The net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 35 basis points to 2.33% from 1.98%.

     Provision for Loan Losses. Based on the factors described above, and based on net loan charge-offs of $2,000 and $9,000 during the nine months ended March 31, 2000 and 1999, respectively, we made no provision for loan losses in either period. Management believes that the allowance for loan losses at March 31, 2000 was adequate.

     Other Income. Total other income increased by $103,000, or 55.4%, to $289,000 from $186,000. Service charges and fees increased by $63,000 primarily due to ATM fee income and deposit account service charges. Gain on sale of premises and equipment totaled $29,000 for the nine months ended March 31, 2000, as compared to no gain for the previous period as a result of the sale of land.

     Other Expenses. Total other expense increased by $22,000, or 1.0%, to $2.3 million for the nine months ended March 31, 2000 from $2.3 million for the nine months ended March 31, 1999. Salaries and benefits expense increased by $49,000, primarily due to a $12,000 increase in compensation expense, and a $27,000 decrease in the deferral of loan origination costs, as new loan originations decreased during the latter period. Data processing fees decreased by $68,000 due to Alamogordo Federal's conversion of its data processing system during the earlier period. Federal insurance premiums and other insurance expense decreased $17,000, primarily due to the fact that the FDIC assessment rate for SAIF-insured institutions was lowered effective January 1, 2000. Advertising expense increased by $24,000 primarily due to additional marketing programs.

     Provision for Income Taxes. The provision for income taxes increased to $316,000, or 33.8% of net income before income taxes, from $206,000, or 29.8% of net income before income taxes. The increase in the provision resulted from an increase in net income before income taxes. The increase in effective tax rate resulted from a decrease in income from tax-exempt securities and other changes in deferred tax items.

Liquidity

     Alamogordo Federal is required to maintain levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (currently set at 4%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Alamogordo Federal's liquidity ratio averaged 14.15% during the quarter ended March 31, 2000, and was 10.09% at March 31, 2000.

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


                                  Alamogordo Financial Corporation

                                           /s/ R. Miles Ledgerwood
Date: May 12, 2000                By:      -------------------------------------
                                           R. Miles Ledgerwood
                                           President and Chief Executive Officer


                                           /s/ Norma J. Clute
Date: May 12, 2000                By:      -------------------------------------
                                           Norma J. Clute
                                           Vice President and Treasurer