Form 10KSB
period 2000-06-30
ALAMOGORDO FINANCIAL CORP
filed 2000-09-25
CIK 1100542

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the fiscal year ended June 30, 2000
                              -------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

    For the transition period from ______ to _______.


                       Commission file number: 000-29655


                          Alamogordo Financial Corp.
            -----------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

              Federal                                            74-281948
              -------                                            ---------
   (State or Other Jurisdiction of                  (I.R.S. Employer Identification Number)
    Incorporation or Organization)

        500 10/th/ Street
    Alamogordo, New Mexico                                                88310
    ----------------------                                                -----
 (Address of Principal Executive                                        (Zip Code)
          Offices)

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

        Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock par value $.10 per share
                    -------------------------------------
                               (Title of Class)

                                (505) 437-9334
                                --------------
               (Issuer's Telephone Number, Including Area Code)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                 No _______
    -----

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The Issuer's revenues for the fiscal year ended June 30, 2000 were $11 million.

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the OTS Bulletin Board on September 15, 2000 was approximately $3.2.

  The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of June 30, 2000 was 1,275,000 shares issued.

     Documents Incorporated by Reference

     The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the Alamogordo Financial Corp. Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.
II. Portions of the Alamogordo Financial Corp. 2000 Annual Report are incorporated by reference into certain items of Part II.

                                    PART I

Item 1.  Business
-------  --------

     Alamogordo Financial Corporation. We own 100% of the outstanding shares of Alamogordo Federal. We do not have any other significant assets other than the $1.8 million which we retained following our stock offering. We have not engaged in any significant business activity other than owning the common stock of Alamogordo Federal. Our principal executive offices are located at 500 10th Street, Alamogordo, New Mexico, and our telephone number is (505) 437-9334.

     Alamogordo Federal Savings and Loan Association. Alamogordo Federal is a community-oriented savings association engaged primarily in the business of offering FDIC-insured deposits to customers and investing those deposits, together with funds generated from operations and borrowings, in loans, investment securities and mortgage-backed securities. Alamogordo Federal's mortgage loans include one- to four-family residential, multifamily and nonresidential, construction and land loans. Consumer and other loans include second mortgage, consumer, commercial business and deposit account loans. Based on total deposits, Alamogordo Federal is the largest depository institution headquartered in Alamogordo, and the New Mexico County of Otero.

Market Area

     We operate one full-service branch in addition to our main office. Our branch and main office are both located in Alamogordo, New Mexico. Our geographic market area for loans and deposits is principally Otero County, New Mexico. The majority of our loans are secured by real estate in Otero County, New Mexico. Otero County's economy is heavily dependent on two U.S. Government military installations located in the county. Otero County is located in southern New Mexico, 90 miles Northeast of El Paso, Texas, and is adjacent to the New Mexico counties of Lincoln, Chaves, Eddy, Dona Ana and Sierra and the Texas counties of El Paso, Hudspeth and Culberson.

     The local economy is comprised primarily of tourist related activity and light manufacturing. White Sands National Monument, home of the annual White Sands Balloon Festival, is a major attraction, as are the International Space Hall of Fame and the Lincoln National Forest.

     Holloman Air Force Base, the area's largest employer, is located near Alamogordo, and is the home of the 49 Fighter Wing, flying the F-117 Stealth Fighter. The air force base is also home to the German Air Force Flying Training Center which provides flight training for Germany's Tornado Pilots. Holloman is also the home of the high speed test track which provides extensive testing for various aircraft components.

     White Sands Missile Range, a U.S. Army installation near Alamogordo, is the second largest overland testing range in the world. The range is utilized by Holloman Air Force Base, Fort Bliss, Texas, and various defense contractors, and is presently home to the High Energy Laser Test Facility developing a ballistic missile defense system. White Sands Missile Range is the birthplace of the U.S. rocket program in the 1940's, and today is the testing site for numerous Department of Defense research and evaluation programs including the next generation for anti-ballistic missiles.

     Other larger employers include Alamogordo Public Schools and the School for the Visually Handicapped, City of Alamogordo, Gerald Champion Regional Medical Center, Van Winkles IGA, White Sands Research Center and Casa Arena Blanca Nursing Home.

     As of 1998, the median household income in Alamogordo was $32,124, slightly higher than the median household income for Otero County in 1998 of $29,315. As of August, 1998, the labor force of Otero County consisted of 20,643 people of which 19,408 were employed. This equates to an unemployment rate of 6.0%.

Competition

     We face intense competition both in making loans and attracting deposits. New Mexico, and Otero County have a high concentration of financial institutions, many of which are branches of large money center and regional banks which have resulted from the consolidation of the banking industry in New Mexico and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide. Moreover, many of our competitors offer services through the internet, which we do not offer, and many larger institutions that do not have a physical presence in our market area compete with us through the use of the Internet.

     Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage and investment banking firms. Our most direct competition for deposits has historically come from credit unions, commercial banks and savings and loan associations. We face additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds, and insurance companies.

     In November 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. To the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

Lending Activities

     Loan Portfolio Composition. At June 30, 2000, we had total loans of $119.0 million, of which $104.6 million, or 88%, were one- to four-family residential mortgages. The remainder of our mortgage loans at June 30, 2000, consisted of multifamily and nonresidential, land, and construction loans. In addition, we originate consumer and other loans including second mortgage loans, consumer loans, commercial business loans, and deposit account loans. As of June 30, 2000, $6.23 million, or 5.2%, of our total loans have adjustable rates of interest.

     Our loans are subject to federal and state law and regulations. The interest rates we charge on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     The following table shows the composition of Alamogordo Federal's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                  June 30,
                                   -------------------------------------
                                          2000               1999
                                   ------------------   ----------------
                                    Amount    Percent   Amount   Percent
                                   --------   -------   -------  -------
                                           (Dollars in Thousands)

Mortgage loans:
 One- to four-family..............  $104,587     87.9%  $106,286    88.7%
 Multifamily and nonresidential...     7,410      6.2      8,109     6.8
 Construction.....................       260      0.2        807     0.7
 Land.............................       531      0.5         42     0.0
                                    --------    -----   --------   -----
  Total mortgage loans............   112,788     94.8    115,244    96.2
                                    --------    -----   --------   -----


Consumer and other loans:
 Second mortgage..................     1,830      1.5      1,326     1.1
 Consumer.........................     1,347      1.1      1,271     1.1
 Commercial business..............     1,362      1.2        511     0.4
 Deposit account..................     1,693      1.4      1,436     1.2
                                    --------    -----   --------   -----
  Total consumer and other loans..     6,232      5.2      4,544     3.8
                                    --------    -----   --------   -----

   Total loans....................   119,020    100.0%   119,788   100.0%
                                                =====              =====

Less:
 Loans in process.................    (1,291)             (2,825)
 Deferred fees and discounts......      (528)               (541)
 Allowance for losses.............      (419)               (473)
                                    --------            --------
  Total loans receivable, net.....  $116,782            $115,949
                                    ========            ========

     Loan Maturity Schedules. The following table sets forth the dollar amounts of fixed- and adjustable-rate loans at June 30, 2000 that are contractually due after June 30, 2001.


                                    Fixed    Adjustable   Total
                                   --------  ----------  --------
                                           (In thousands)

Mortgage loans:
 One- to four-family.............  $ 95,041      $5,257  $100,298
 Multifamily and nonresidential..     6,241         720     6,961
 Construction....................        63          --        63
 Land............................       473          --       473
Consumer and other loans.........     3,897          --     3,897
Add back: Loans in process.......     1,291          --     1,291
                                   --------      ------  --------
Total loans due after one year...  $107,006      $5,977  $112,983
                                   ========      ======  ========

     Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 2000 regarding the dollar amount of loans maturing in Alamogordo Financial's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans and loans with no stated maturity are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.

                                                           Multifamily and
                               One- to Four-Family          Nonresidential        Construction            Land
                               -------------------        -----------------     ----------------   ------------------
                                            Weighted                 Weighted           Weighted             Weighted
                                            Average                  Average             Average             Average
                               Amount        Rate       Amount        Rate      Amount    Rate     Amount      Rate
                               ------       -------     ------       --------   ------  --------   ------   ---------
                                                                                            (Dollars in Thousands)
Due During Years
----------------
Ending June 30,
---------------
2001 (1)....................   $  3,248     7.72%       $  408       7.97%      $   85      9.50%  $   30  11.52%
2002........................      3,409     7.71           414       7.93           63      9.50       23  11.35
2003........................      3,699     7.71           428       8.00           --      0.00      326   9.37
2004 and 2005...............      8,462     7.75           892       8.04           --      0.00      117   9.52
2006 to 2010................     19,914     7.71         4,450       7.93           --      0.00        5   9.52
2011 to 2025................     55,932     7.64           777       7.97           --      0.00        2   9.52
2026 and following..........      8,882     7.63            --       0.00           --      0.00       --   0.00
Add back: loans in process..      1,041                     41                     112                 28
                               --------     ----        ------      -----       ------      ----   ------   ----

Total loans.................   $104,587     7.63%       $7,410       8.45%      $  260      9.50%  $  531   9.52%
                               ========     ====        ======      =====       ======      ====   ======   ====

                                        Consumer and Other              Total
                                        --------------------    -------------------
                                                    Weighted               Weighted
                                                    Average                Average
                                        Amount      Rate       Amount       Rate
                                        ------      --------   ------     --------
Due During Years                        $ 2,266         8.36%  $  6,037    8.04%
----------------                          1,120         8.48      5,029    8.00
Ending June 30,                             792         8.53      5,245    7.96
---------------                             897         8.61     10,368    7.90
2001 (1)....................                903         8.65     25,272    7.80
2002........................                185         8.65     56,896    7.71
2003........................                 --         0.00      8,882    7.70
2004 and 2005...............                 69                   1,291
                                        -------    ---------   --------   -------
2006 to 2010................
2011 to 2025................
2026 and following..........            $ 6,232         8.65%  $119,020      7.83%
Add back: loans in process..            =======    =========   ========   =======

(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

     One- to Four-Family Residential Real Estate Loans. We emphasize the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner, although we also offer loans secured by properties that do not serve as the primary residence of the owner. We currently hold most of the loans that we originate in our portfolio and intend to continue to do so, although in the past we have sold loans. From time to time we purchase one- to four-family residential mortgage loans, and have purchased loans that are secured by properties that are not located in our market area. Generally, the loans that we purchase have adjustable rates of interest, and are purchased as part of our interest rate risk management strategy. As of June 30, 2000, loans secured by one- to four-family residential properties accounted for $104.6 million, or 88.0%, of our total loan portfolio.

     We originate a significant amount of VA guaranteed loans, that is, 30-year fixed-rate residential real estate loans that are partially guaranteed as to repayment of principal and interest by the Department of Veterans Affairs ("VA"). The Department of Veterans Affairs guarantees 80% of the mortgage loans against default by the borrower, and establishes the maximum interest rate that lenders may charge. VA guaranteed loans may be repaid at any time without penalty, and are assumable by another borrower at the same rate if the borrower sells a home. At June 30, 2000, $22.7 million, or 21.7%, of our one- to four-family residential real estate loans were VA guaranteed loans.

     We originate VA guaranteed loans in amounts up to 100% of the appraised value or selling price of the mortgaged property, whichever is less. In other cases, we lend up to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. On occasion we originate non-conforming loans which are tailored for the local community, but which may not satisfy the various requirements imposed by Fannie Mae.

     Our one- to four-family residential mortgage loan originations are generally for terms from 10 to 30 years, and amortize on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty. Except for our VA guaranteed loans, our one- to four-family residential mortgage loans customarily contain "due-on-sale" clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership of the mortgage property. Because our local economy is heavily dependent on two U.S. Government military installations located in the county, many of our borrowers are employed by the federal government in positions that require frequent relocation. When these borrowers relocate, they often sell the homes securing the loan, and prepay the mortgage loan. As a result, we believe our one- to four-family residential real estate loans, particularly our 30-year VA guaranteed loans, remain outstanding for a shorter period of time than the national average for 30-year fixed-rate one-to four-family residential real estate loans.

     We also offer adjustable-rate mortgage, or ARM, loans with a maximum term of 30 years. The adjustable-rate loans that we offer generally include limitations on the maximum increases and decreases in interest rates, and may have "teaser" rates, or relatively low initial rates of interest. We believe that adjustable-rate mortgage loans help reduce our exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. We have not originated any adjustable-rate one- to four-family residential real estate loans during the fiscal year ended June 30, 2000.

     During the fiscal year ended June 30, 1999, we purchased $4.6 million of adjustable-rate loans secured by one-to four-family residential real estate located in Indiana. During the fiscal year ended June 30, 2000 we made no adjustable-rate loan purchases. At June 30, 2000, our portfolio included $5.4 million of adjustable-rate one- to four-family residential mortgage loans, or 4.5% of our total loan portfolio. Almost all of the adjustable-rate loans that we currently own were purchased from another lender and are secured by real estate located outside of our market area.

     Multifamily and Nonresidential Real Estate Lending. Our multifamily and nonresidential real estate loans include real estate loans secured primarily by first liens on commercial real estate and apartment buildings. The commercial real estate properties are predominantly nonresidential properties such as office buildings, retail strip centers and more specialized properties such as churches, mobile home parks, restaurants and motel/hotels. Loans secured by commercial real estate totaled $5.2 million, or 4.3%, of our total loan portfolio as of June 30, 2000, and consisted of 21 loans outstanding with an average loan balance of approximately $247,000. Loans secured by multifamily residential real estate totaled $2.2 million, or 1.9%, of our total loan portfolio as of June 30, 2000, and consisted of 5 loans outstanding with an average loan balance of approximately $445,000. Substantially all of our commercial real estate and multifamily loans are secured by properties located in our primary market area. As of June 30, 2000, we had one multifamily residential real estate loan and one commercial real estate loan with balances in excess of $500,000. The commercial real estate loan had an aggregate balance of $1.6 million and was secured by a first lien on a church property that is located in our market area. The multifamily residential loan had an aggregate balance of $1.6 million, and was secured by rental lots in a retirement community located in our market area. Each of these loans was performing in accordance with its contractual terms.

     As part of the our ongoing interest rate risk management, we offer adjustable-rate commercial and multifamily real estate loans. The initial interest rates on these loans adjust after an initial three or five year period to new market rates that generally range between 200 to 350 basis points over the then current three or five year U.S. Treasury or FHLB rates. Commercial and multifamily residential real estate loans typically have a term of approximately 10 years, with an amortization schedule of approximately 20 years, and may be repaid subject to certain penalties.

     In the underwriting of commercial and multifamily real estate loans, we generally lend up to 70% of the property's appraised value on apartment buildings, and commercial properties that are not owner-occupied, and up to 75% of the property's appraised value on commercial properties that are owner-occupied. Appraised values are determined by independent appraisers that we designate. We generally obtain an environmental assessment from an independent engineering firm of any environmental risks that may be associated with a particular building or the site. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt service. In evaluating a commercial real estate loan, we emphasize primarily the ratio of net cash flow to debt service for the property, generally requiring a ratio of at least 125%, computed after deduction for a vacancy factor and property expenses that we deem appropriate. In addition, a personal guarantee of the loan is generally required from the principal(s) of the borrower. On all real estate loans, we require title insurance insuring the priority of its lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.

     Multifamily and nonresidential real estate loans generally carry higher interest rates and have shorter terms than those on one- to four-family residential mortgage loans. Multifamily and nonresidential real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the economy generally.

     Construction and Land Loans. We originate acquisition, development and construction loans to builders in our market area. Acquisition loans are made to help finance the purchase of land intended for further development, including single-family houses, multifamily housing, and commercial income property. Loans for the acquisition of land are generally limited to our most creditworthy customers. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property. Development loans are often made in conjunction with development and construction loans. Acquisition loans may also be made to borrowers who already own the property, but who require additional financing to develop the property.

     We also make development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads and sewers. Builders generally rely on the sale of single family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum loan-to-value ratio for these loans is generally 60% of the appraised value of the property. Advances are made in accordance with a schedule reflecting the cost of improvements. Our policy is to confirm prior to each advance that the improvements have been completed properly as evidenced by an inspection report issued by an appraiser or engineer that we hire. In addition, prior to advancing funds, we confirm that its lien priority remains in effect.

     We also grant construction loans to area builders, often in conjunction with development loans. These loans finance the cost of completing homes on the improved property. The loans are generally limited to the lesser of 75% of the appraised value of the property or the actual cost of improvements. In the case of single-family construction, we limit the number of houses we will finance that are not under contract for sale. As part of our underwriting process for construction loans on income producing properties, such as apartment buildings and commercial rental properties, we consider the likelihood of leasing the property at the expected rental amount, and the time to achieve sufficient occupancy levels. We generally require a percentage of the building to be leased prior to granting a construction loan on income producing property.

     Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Our policy is to confirm prior to each advance that the construction has been completed properly as evidenced by an inspection report typically issued by an in-house staff inspector. We also confirm that our lien priority remains in force before advancing funds. The normal construction period is six months, during which time we collect monthly interest on the loan. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers, although we may convert the construction loan into permanent financing at such time. In the case of income producing property, repayment is usually expected from permanent financing upon completion of construction. We commit to provide the permanent mortgage financing on most of our construction loans on income-producing property.

     Acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

     Consumer and Other Loans. The Bank originates a variety of consumer and other loans, including second mortgage loans, consumer loans, deposit account loans and commercial business loans. As of June 30, 2000, consumer and other loans totaled $6.2 million, or 5.2% of the total loan portfolio. Our second mortgage loans include fixed-rate, fixed-term second mortgage and home equity loans. Our second mortgage loans are offered in amounts up to 90% of the appraised value of the property (including prior liens). Other consumer loans include primarily loans secured by personal property such as autos, recreational vehicles and boats, although we make a small number of unsecured loans that are personally guaranteed. Our procedures for underwriting consumer loans include an assessment of an applicant's credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate, such as automobiles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, the repayment of consumer loans depends on the borrower's continued financial stability, as their repayment is more likely than a single family mortgage loan to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws (including bankruptcy and insolvency laws) may limit the amount that can be recovered on such loans.

     We also currently offer commercial business loans to customers in our market area, some of which are secured in part by additional real estate collateral. In our effort to expand our customer account relationships and develop a broader base of more interest rate sensitive assets, we make various types of secured commercial loans for the purpose of financing equipment acquisition, expansion, working capital, inventory, operations and other general business purposes. The terms of these loans generally range from less than one year to up to ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate which is determined internally, or a short-term market rate index.

     We base our commercial credit decisions upon a complete credit assessment of the loan applicant. We try to comprehensively assess the risks involved in the loan as part of our overall determination of whether the applicant will be able to repay in accordance with the proposed terms. We generally require personal guarantees of the principals. In addition to evaluating the loan applicant's financial statements, we try to determine the probable adequacy of the primary and secondary sources of repayment that we may rely upon in the transaction. We supplement our analysis of the applicants creditworthiness with credit agency reports of the applicant's credit history as well as bank checks and trade investigations. We also analyze collateral supporting a secured transaction to determine its marketability and liquidity. Commercial business loans generally bear higher interest rates than residential loans, but they also involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business.

     Loan Originations, Purchases, Sales and Servicing. Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. This includes competing banks, savings institutions, credit unions, and mortgage banking companies, as well as life insurance companies, and Wall Street conduits that also actively compete for local commercial real estate loans. Loan originations are derived from a number of sources, including branch office personnel, existing customers, borrowers, builders, attorneys, real estate broker referrals and walk-in customers.

     Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Accordingly, the volume of loan originations and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines, although we generally do not sell our loans.

     From time to time we purchase one- to four-family residential mortgage loans, and have purchased loans that are secured by properties that are not located in our market area. Generally, the loans that we purchase have adjustable rates of interest, and are purchased as part of our interest rate risk strategy. Almost all of the adjustable-rate loans that we currently own were purchased from another lender and are secured by real estate located outside of our market area.

     The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                                   Years Ended June 30,
                                                   -------------------
                                                     2000       1999
                                                   --------   --------
                                                      (In Thousands)

Loans receivable, net, at beginning of period....  $115,949   $109,766

Loans originated:
 Mortgage loans:
  One- to four-family............................     9,062     18,283
  Multifamily and nonresidential.................       208        981
   Construction..................................     3,811     10,228
  Land...........................................       793        146
                                                   --------   --------
    Total mortgage loans originated..............    13,874     29,638
                                                   --------   --------
 Consumer and other loans:
  Commercial.....................................     2,160        423
  Second mortgage, consumer and deposit account..     2,838      2,593
                                                   --------   --------
   Total consumer and other loans originated.....     4,998      3,016
                                                   --------   --------
Loans purchased:
 Mortgage loans:
  One- to  four-family...........................        --      4,585
  Multifamily and nonresidential.................        --         --
  Construction...................................        --         --
  Land...........................................        --         --
Consumer and other loans.........................        --         --
                                                   --------   --------
   Total loans purchased.........................        --      4,585
                                                   --------   --------
Loans sold:
 Mortgage loans:
  One- to  four-family...........................        --     (1,148)
  Multifamily and nonresidential.................        --         --
  Construction...................................        --         --
  Land...........................................        --         --
Consumer and other loans.........................        --         --
                                                   --------   --------
   Total loans sold..............................        --     (1,148)
                                                   --------   --------
   Principal repayments..........................   (19,640)   (28,406)
                                                   --------   --------

Increase (decrease) in other items, net..........     1,601     (1,502)
                                                   --------   --------

Loans receivable, net, at end of period..........  $116,782   $115,949
                                                   ========   ========

     Loan Approval Procedures and Authority. Once we receive a completed application, it is presented to the Loan Committee which consists of Alamogordo Federal's directors, senior management and loan officers. Our President has lending authority up to $50,000, and other officers may have individual lending authority up to $35,000. Loans of up to $250,000 may be approved by any three members of the Loan Committee (other than loan officers). All loans of over $250,000 must be approved by the Board of Directors.

     The following describes our current lending procedures. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and we verify certain other information. If necessary, we obtain additional financial or credit related information. We require an appraisal for all mortgage loans including loans made to refinance existing mortgage loans. Appraisals are performed by licensed or certified third-party appraisal firms which have been approved by our Board of Directors. We require title insurance on all first mortgage loans and certain other loans. We require borrowers to obtain hazard insurance, and if applicable, we may require borrowers to obtain flood insurance prior to closing. Borrowers are required to deposit funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, flood insurance, hazard insurance, and private mortgage insurance premiums, if required.

Asset Quality

     One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures, have resulted in historically low delinquency ratios and, in recent years, a reduction in non-performing assets. These factors have helped strengthen our financial condition.

     Delinquent Loans and Foreclosed Assets. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, our mortgage servicing department is responsible for collection procedures from the 15th day up to the 120th day of delinquency. A late charge notice is sent at 15 days. A reminder letter requesting prompt payment is sent on the 25th day. At 30 days we also attempt to establish telephone contact with the borrower. If no contact is established, progressively stronger collection letters are sent on the 45th and 60th days of delinquency. Between the 60th and 90th day of delinquency, if telephone contact has not been established or if there has been mail returned, the collector or his assistant makes a physical inspection of the property. When contact is made with the borrower at any time prior to foreclosure, we attempt to obtain full payment of the amount delinquent or work out a repayment schedule with the borrower in order to avoid foreclosure. It has been our experience that most loan delinquencies are cured within 90 days and no legal action is taken.

     We send the "right to cure" foreclosure notice when a loan is approximately 75 days delinquent. This contains a "right to cure" clause that gives our customer the terms which must be met within 30 days of the date the letter is sent in order to avoid foreclosure action. After this letter expires, we send the loan to committee for approval to foreclose. We commence foreclosure if the loan is not brought current by the 120th day of delinquency unless specific limited circumstances warrant an exception. We hold property foreclosed upon as other real estate owned. We carry foreclosed real estate at its fair market value less estimated selling costs. If a foreclosure action is commenced and the loan is not brought current, paid in full or refinanced before the foreclosure sale, we either sell the real property securing the loan at the foreclosure sale or sell the property as soon thereafter as practical. The collection procedures for Federal Housing Association ("FHA") and VA one- to four-family mortgage loans follow the collection guidelines outlined by those agencies.

     The collection procedures for consumer and other loans include our sending periodic late notices and letters to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan is 15 days past due. We follow the same collection procedure as mortgages in our attempts to reach individuals by telephone and sending them letters and notices. Supervisory personnel in our lending area and in our collection area review loans 30 days or more delinquent on a regular basis. If collection activity is unsuccessful after 120 days, we may charge off a loan and/or refer the matter to our legal counsel for further collection effort. Loans deemed uncollectible by our Collection Department are proposed for charge-off. All loan charge-offs regardless of amount are to be approved by the senior loan officer or the president. Those charge-offs in excess of $2,500 must be approved by a second senior officer and reported to the Executive Committee or the Lending Committee at its next scheduled meeting.

     Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and our actions and plans to cure the delinquent status of the loans and to dispose of the real estate.

     Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2000.

                                                    Loans Delinquent For:
                                 --------------------------------------------------------------
                                                                          90 Days and Over
                                             30-89 Days                 and Nonaccrual Loans      Total Delinquent Loans
                                 ----------------------------------   -------------------------  -------------------------
                                                           Percent                     Percent                     Percent
                                                           Of Loan                     Of Loan                     of Loan
                                 Number          Amount    Category   Number   Amount  Category  Number   Amount  Category
                                 ------          ------    --------   ------   ------  --------  ------   ------  --------
                                                                        (Dollars in Thousands)
Mortgage loans:
 One- to four-family.......         27           $  1,319    1.26%       7     $ 561    0.54%      34    $ 1,880   1.80%
 Construction..............         --                 --    0.00        1       152    2.05        1        152   2.05
 Land......................         --                 --    0.00       --        --    0.00       --         --   0.00
 Multifamily and
   nonresidential............       --                 --    0.00       --        --    0.00       --         --   0.00
                                    --           --------               --     -----               --    -------
Total mortgage loans.......         27              1,319    1.17        8       713    0.63       35      2,032   1.80
                                    --           --------               --     -----               --    -------
Consumer and other loans:
 Second mortgage...........         --                 --    0.00       --        --    0.00       --         --   0.00
 Consumer..................          3                 10    0.74        1         1    0.07        4         11   0.82
 Commercial................         --                 --    0.00       --        --    0.00       --         --   0.00
 Deposit account...........         --                 --    0.00       --        --    0.00       --         --   0.00
  Total consumer and other
   loans...................          3                 10    0.16        1         1    0.02        4         11   0.18
                                    --           --------               --     -----               --    -------
Total delinquent loans:....         30           $  1,329    1.12%       9     $ 714    0.60%      39    $ 2,043   1.72%
                                    ==           ========               ==     =====               ==    =======

     Nonperforming Loans. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, we have had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                                       June 30,
                                                                 -----------------
                                                                  2000       1999
                                                                 ------     ------
                                                              (Dollars in Thousands)
Non-accruing loans:
 Mortgage loans:
  One- to four-family.........................................   $  561     $  513
  Multifamily and nonresidential..............................      152         --
  Construction................................................       --         19
  Land........................................................       --         --
 Consumer and other loans:
  Second mortgage.............................................       --         --
  Consumer....................................................        1         --
  Commercial..................................................       --         --
  Deposit account.............................................       --         --
                                                                 ------     ------
   Total non-accruing loans...................................      714        532
                                                                 ------     ------
Accruing loans delinquent more than 90 days:
 Mortgage loans:
  One- to four-family.........................................       --         --
  Multifamily and nonresidential..............................       --         --
  Construction................................................       --         --
  Land........................................................       --         --
 Consumer and other loans:
  Second mortgage.............................................       --         --
  Consumer....................................................       --         --
  Commercial..................................................       --         --
  Deposit account.............................................       --         --
                                                                 ------     ------
   Total accruing loans more than 90 days delinquent..........       --         --
                                                                 ------     ------
Total non-performing loans....................................      714        532
                                                                 ------     ------
Foreclosed assets:
 Mortgage loans:
  One- to four-family.........................................       52         --
  Multifamily and nonresidential..............................       --         --
  Construction................................................       --         --
  Land........................................................       --         --
                                                                 ------     ------
   Total foreclosed assets....................................       52         --
                                                                 ------     ------
Total non-performing assets...................................   $  766     $  532
                                                                 ======     ======
 Total nonperforming assets as a percentage of total assets...     0.52%      0.33%
                                                                 ======     ======
Allowance for loan losses as a percentage of nonperforming
 loans........................................................    58.68%     88.72%
                                                                 ======     ======
Allowance for loan losses as a percentage of gross loans
 receivable...................................................     0.35%      0.39%
                                                                 ======     ======


     For the year ended June 30, 2000 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $46,600. We recorded no income on such loans for the year ended June 30, 2000.

     With the exception of first mortgage loans insured or guaranteed by the FHA or VA or for which the borrower has obtained private mortgage insurance, we stop accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We designate loans on which we stop accruing income as non-accrual loans and we reverse outstanding interest that we previously credited. We may recognize income in the period that we collect it, when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.

     We define the population of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. We had no loans classified as impaired at June 30, 2000.

     Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs.

     Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as securities that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management. As of June 30, 2000, we had $1.3 million of assets designated as special mention.

     When we classify assets as either substandard or doubtful, we allow for analytical purposes a portion of general valuation allowances or loss reserves to such assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off such amount. Our determination as to the classification of its assets and the amount of its valuation allowance is subject to review by regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews Alamogordo Federal's asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of Alamogordo Federal's assets at June 30, 2000, classified assets consisted of substandard assets of $1.2 million. There were no assets classified as doubtful or loss at June 30, 2000.

     Allowance for Loan Losses. The following table sets forth activity in Alamogordo Federal's allowance for loan losses and other ratios at or for the dates indicated.

                                                 Years Ended June 30,
                                                 -------------------
                                                  2000         1999
                                                 ------       ------
                                               (Dollars In Thousands)

Balance at beginning of period.................  $  472       $  486

Charge-offs:
 Mortgage loans:
  One- to four-family..........................      11            9
  Multifamily and nonresidential...............      --           --
  Construction.................................      --           --
  Land.........................................      --           --
 Consumer and other loans:
  Second mortgage..............................      --            5
  Consumer.....................................       2           --
  Commercial...................................      --           --
  Deposit account..............................      --           --
 Real estate held for investment...............      --           --
                                                 ------       ------
   Total charge-offs...........................      13           14
                                                 ------       ------

Recoveries:
 Mortgage loans:
  One- to four-family..........................       8           --
  Multifamily and nonresidential...............      --           --
  Construction.................................      --           --
  Land.........................................      --           --
 Consumer and other loans:
  Second mortgage..............................       2           --
  Consumer.....................................      --           --
  Commercial...................................      --           --
  Deposit account..............................      --           --
 Real estate held for investment...............      --           --
                                                 ------       ------
   Total recoveries............................      10           --
                                                 ------       ------

Net charge-offs................................       3           14
Credit for loan losses.........................     (50)          --
                                                 ------       ------
Balance at end of period.......................  $  419       $  472
                                                 ======       ======

Ratio of net charge-offs during the period to
 average loans outstanding during the period...   0.003%       0.012%
                                                 ======       ======

Ratio of net charge-offs during the period to
 average non-performing assets.................   0.619%       2.042%
                                                 ======       ======

     The allowance for loan losses is a valuation account that reflects our evaluation of the losses inherent in our loan portfolio. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

     Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: our historical loan loss experience, known and inherent risks in the loan portfolio, the estimated value of the underlying collateral and current economic and market trends. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. These agencies may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

     Allocation of the Allowance for Loans Losses. The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

                                                       June 30,
                            ---------------------------------------------------------------
                                      2000                                   1999
                            ------------------------------  -------------------------------
                                                  Percent                          Percent
                                                  of Loans                         of Loans
                                          Loan    in Each                 Loan     in Each
                             Amount of  Amounts   Category  Amount of   Amounts   Category
                             Loan Loss     by     to Total  Loan Loss      by     to Total
                             Allowance  Category   Loans    Allowance   Category    Loans
                            ---------- ---------  --------  --------- ---------- ----------
                                                  (Dollars in Thousands)

Mortgage loans............  $    359   $112,788     94.76%  $    412    $115,244     96.21%
Consumer and other loans..        60      6,232      5.24         60       4,544      3.79
                            --------   --------   -------   --------    --------    ------

Total.....................  $    419   $119,020    100.00%  $    472    $119,788    100.00%
                            ========   ========   =======   ========    ========    ======

Investment Activities

     Alamogordo Federal is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Dallas, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, Alamogordo Federal may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like Alamogordo Federal are also required to maintain an investment in FHLB stock. Alamogordo Federal is required under federal regulations to maintain a minimum amount of liquid assets. At June 30, 2000, Alamogordo Federal's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 11.0%.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Alamogordo Federal does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

     All of Alamogordo Federal's investment securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Many also carry prepayment risk insofar as they may be called prior to maturity in times of low market interest rates, so that Alamogordo Federal may have to invest the funds at a lower interest rate. Alamogordo Federal's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the investment, Alamogordo Federal's liquidity position, and anticipated cash needs and sources. The effect that the proposed investment would have on Alamogordo Federal's credit and interest rate risk and risk-based capital is also considered. Alamogordo Federal purchases investment securities to provide necessary liquidity for day-to-day operations. Alamogordo Federal also purchases investment securities when investable funds exceed loan demand.

     Generally, the investment policy of Alamogordo Federal, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon Alamogordo Federal's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

     Alamogordo Federal's investment and mortgage-backed securities include securities issued by the U.S. Government and government agencies, although from time to time Alamogordo may purchase other investment and mortgage-backed securities as permitted by applicable laws and regulations.

     The following table sets forth the composition of our investment securities, net of premiums and discounts, at the dates indicated. As of June 30, 2000, the average remaining life of our securities was 3.6 years.

                                                                          June 30,
                                                            ------------------------------------
                                                                  2000                1999
                                                           -------------------------------------
                                                            Carrying    % of     Carrying   % of
                                                             Value      Total     Value    Total
                                                           ---------  -------   ---------  ------
                                                                     (Dollars in Thousands)
Securities held to maturity:
 U.S. government agency securities........................  $    --      0.00%  $   407      1.78%
 Securities issued by states and  political subdivisions..    1,626      9.68     2,747     12.05
                                                            -------    ------   -------    ------
Securities available for sale:
 U.S. government agency securities........................   12,918     76.93    13,916     61.03
  Total investment securities.............................   14,544     86.61    17,070     74.86
                                                            -------    ------   -------    ------
FHLB stock................................................    1,435      8.54     1,332      5.84
                                                            -------    ------   -------    ------
  Total securities and FHLB stock.........................   15,979     95.15    18,402     80.70
Other interest-earning assets:
 Interest-bearing deposits with banks.....................      814      4.85     4,401     19.30
                                                            -------    ------   -------    ------
Total investment securities,
   FHLB stock and other...................................  $16,793    100.00%  $22,803    100.00%
                                                            =======    ======   =======    ======

     The following table presents the composition of our mortgage-backed securities portfolios.

                                                                 June 30,
                                                   -----------------------------------
                                                        2000                1999
                                                   -----------------   ---------------
                                                   Carrying     % of   Carrying  % of
                                                    Value      Total    Value    Total
                                                   --------   ------   -------- ------
                                                            (Dollars in Thousands)
Mortgage-backed securities held to maturity:
 FHLMC..........................................   $   211      7.64%  $  319     9.29%
Mortgage-backed securities available for sale:
 GNMA...........................................       506     18.32      626    18.24
 FNMA...........................................     1,243     45.00    1,513    44.07
 FHLMC..........................................       802     29.04      975    28.40
                                                   -------    ------   ------   ------
  Total mortgage-backed securities..............   $ 2,762    100.00%  $3,433   100.00%
                                                   =======    ======   ======   ======

     Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, carrying values, market value and weighted average yields for our investment securities at June 30, 2000.

                                                  Less Than    1 to 5     5 to 10     Over
                                                    1 Year      Years      Years    10 Years   Total Investment Securities
                                                  ----------  ---------  ---------  ---------  ---------------------------
                                                   Carrying   Carrying   Carrying   Carrying       Carrying      Market
                                                    Value       Value      Value      Value         Value        Value
                                                  ----------  ---------  ---------  ---------  ------------      ---------
                                                                            (Dollars in Thousands)
U.S. government agency securities...............  $      --   $ 12,918   $     --   $     --     $   12,918      $  12,918
Mortgage-backed securities......................         --        211         --      2,551          2,762          2,759
Securities issued by states and political
 subdivisions...................................        450      1,176         --         --          1,626          1,614
Equity securities...............................         --         --         --         --             --              5
                                                  ---------   --------   --------   --------     ----------      ---------

Total securities................................  $     450   $ 14,305   $     --   $  2,551     $   17,306      $  17,296
                                                  =========   ========   ========   ========     ==========      =========

Weighted average yield..........................       3.99%      5.71%      0.00%      5.85%          5.69%


Sources of Funds

     General. Deposits are the primary source of Alamogordo Financial's funds for lending and other investment purposes. In addition to deposits, Alamogordo Financial derives funds primarily from principal and interest payments on loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and may be used on a longer-term basis for general business purposes.

     Deposits. Alamogordo Financial's deposits are attracted principally from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

     Alamogordo Financial's deposits are obtained primarily from residents of its primary market area. Alamogordo Financial is not currently using brokers to obtain deposits. Alamogordo Financial's deposit products include demand and NOW, money market, savings, and term certificate accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by Alamogordo Financial on a periodic basis. Management determines the rates and terms based on rates paid by competitors, Alamogordo Financial's needs for funds or liquidity, growth goals and federal and state regulations.

     Deposit Activity. The following table sets forth Alamogordo Financial's savings flows during the periods indicated.


                                Years Ended June 30,
                               ---------------------
                                 2000         1999
                               ---------   ---------
                               (Dollars in Thousands)

Opening balance..............  $ 122,460   $ 126,659
Deposits.....................    223,173     159,824
Withdrawals..................   (235,550)   (170,637)
Interest credited............      6,215       6,614
                               ---------   ---------
Ending balance...............  $ 116,298   $ 122,460
                               =========   =========

Net increase (decrease)......  $  (6,162)  $  (4,199)
                               =========   =========

Percent increase (decrease)..      (5.03)%     (3.32)%
                               =========   =========

     Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                          June 30,
                                            -----------------------------------
                                                   2000              1999
                                            ----------------- -----------------
                                              Amount  Percent  Amount   Percent
                                            --------- ------- --------  -------
                                                     (Dollars in Thousands)

Transaction and savings deposits:
 Demand and NOW (0% to 2.60%).............  $   7,172   6.17% $   6,668    5.44%
 Money market (0% to 3.75%)...............      6,790   5.84      8,229    6.72
 Savings deposits (0% to 3.00%)...........      4,862   4.18      5,066    4.14
                                            --------- ------  --------- -------
  Total transaction and savings deposits..     18,824  16.19     19,963   16.30
                                            --------- ------  --------- -------

Term certificates:
 0.00 - 4.00%.............................          4   0.00        887    0.72
 4.01 - 5.00%.............................     10,067   8.66     27,281   22.28
 5.01 - 6.00%.............................     41,973  36.09     35,965   29.37
 6.01 - 7.00%.............................     37,836  32.53     29,912   24.42
 7.01 and above...........................      7,594   6.53      8,461    6.91
                                            --------- ------  --------- -------
  Total term certificates.................     97,474  83.81    102,506   83.70
                                            --------- ------  --------- -------
Total deposits............................  $ 116,298 100.00% $ 122,469  100.00%
                                            ========= ======  ========= =======

     Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of June 30, 2000.

                               More Than      More Than     More Than    More Than             Percent
                              4.0% to 5.0%   5.0% to 6.0%  6.0% to 7.0%     7.0%      Total    of Total
                            --------------   -----------   -----------   ---------  --------  ---------
                                                                       (Dollars in Thousands)
Quarter Ending:
--------------
September 30, 2000........        4,622         6,755          3,524          15      14,916      15.30%
December 31, 2000.........          631         7,013          2,037       1,576      11,257      11.55
March 31, 2001............          672         3,059          4,851       4,028      12,610      12.94
June 30, 2001.............          235         1,818          5,865       1,748       9,666       9.92
September 30, 2001........          104         1,135          3,170         607       5,016       5.15
December 31, 2001.........           67         1,769          3,322          --       5,158       5.29
March 31, 2002............          305         1,624          2,488          --       4,417       4.53
June 30, 2002.............          675         1,483          2,504          --       4,662       4.78
September 30, 2002........           --         2,373          2,876          --       5,249       5.38
December 30, 2002.........           --         2,895          1,811          --       4,706       4.83
March 31, 2003............          167         2,128          2,236          --       4,531       4.65
Thereafter................          452         5,095          9,739          --      15,286      15.68
                                -------      --------       --------     -------    --------   --------
 Total....................      $ 7,930      $ 37,147       $ 44,423     $ 7,974    $ 97,474   $ 100.00
                                =======      ========       ========     =======    ========   ========

 Percent of total.........          8.14%       38.11%         45.57%       8.18%     100.00%
                                ========     ========       ========     =======    ========

     Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of June 30, 2000.

                                                                           Maturity
                                                        -----------------------------------------------
                                                                    Over     Over
                                                        3 Months  3 to 12  12 to 36    Over
                                                        or Less   Months    Months   36 Months   Total
                                                        -------- --------  --------  --------- --------
Certificates of deposit less than $100,000............  $ 10,428 $ 24,166  $ 27,046  $   9,730 $ 71,370
Certificates of deposit of $100,000 or more...........     2,988    8,867     9,985      1,964   23,804
Deposits from governmental and other public entities..     1,500      500       300         --    2,300
                                                        -------- --------  --------  --------- --------
Total certificates of deposit.........................  $ 14,916 $ 33,533  $ 37,331  $  11,694 $ 97,474
                                                        ======== ========  ========  ========= ========

     Borrowings. Alamogordo Federal may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                   Years Ended June 30,
                             ------------------------------
                                2000                 1999
                             --------              --------
                                     (In Thousands)
Maximum balance:
 FHLB advances.............  $ 10,000              $ 10,000
 Other borrowings..........        --                   151

Average balance:
 FHLB advances.............  $  8,840              $ 10,000
 Other borrowings..........        --                    75


     The following table sets forth certain information as to our borrowings at the dates indicated.

                                                             June 30,
                                                     -----------------------
                                                       2000            1999
                                                     -------        --------
                                                         (In Thousands)

FHLB advances....................................... $ 5,000        $ 10,000
Other borrowings....................................      --              --
                                                     -------        --------
Total borrowings.................................... $ 5,000        $ 10,000
                                                     =======        ========

Weighted average interest rate of FHLB advances.....    6.69%           4.81%

Weighted average interest rate of other borrowings..     n/a             n/a


Subsidiary Activities

     Alamogordo Financial has no direct subsidiaries other than Alamogordo Federal. As a federally chartered savings association, Alamogordo Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. Alamogordo Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At June 30, 2000, Alamogordo Federal had one subsidiary, Space Age City Service Corporation. Alamogordo Federal's investment in its subsidiary was $182,000 as of June 30, 2000. As of June 30, 2000, Alamogordo Federal had an outstanding note receivable from Space Age City Service Corporation of $112,000. The subsidiary has been involved in a real estate development project for the purpose of development of real estate lots. As of June 30, 2000, Space Age City Service Corporation owns real estate it values at approximately $215,000. Gross rental income from its investment amounted to $9,000 for the fiscal year ended June 30, 2000.

Personnel

     As of June 30, 2000, we had 43 full-time employees and 2 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

                                   REGULATION

General

     Alamogordo Federal is regulated, examined and supervised by the OTS, as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended and, incertain respects, the Federal Deposit Insurance Act and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, Alamogordo Federal's relationship with its depositors and borrowers is also regulated to a great extent, especially in matters such as the ownership of deposit accounts and the form and content of Alamogordo Federal's mortgage documents. Alamogordo Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review Alamogordo Federal's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on Alamogordo Federal and its operations.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury. It generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The Federal Home Loan Bank System, consisting of 12 banks, is under the jurisdiction of the Federal Housing Finance Board. Alamogordo Federal, as a member of the Federal Home Loan Bank of Dallas, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Dallas in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank of Dallas. Alamogordo Federal is in compliance with this requirement. Among other benefits, the Federal Home Loan Bank of Dallas provides a central credit facility primarily for member institutions.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund and the Savings Association Insurance Fund. As insurer of Alamogordo Federal's deposits, the FDIC has examination, supervisory and enforcement authority over Alamogordo Federal.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of Alamogordo Federal.

Standards for Safety and Soundness

     The federal banking regulatory agencies have adopted regulatory guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. The guidelines outline the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that Alamogordo Federal fails to meet any standard prescribed by the guidelines, it may require Alamogordo Federal to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a qualified thrift lender shall either convert to a national bank charter or face the following restrictions on its operations. These restrictions are: the association may not make any new investment or engage in activities that would not be permissible for national banks; the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; the association shall be ineligible to obtain new advances from any Federal Home Loan Bank; and the payment of dividends by the association shall be under the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any Federal Home Loan Bank. In addition, within one year of the date on which a savings association controlled by a company ceases to be a qualified thrift lender, the company must register as a bank holding company and follow the rules applicable to bank holding companies. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the test.

     Currently, the qualified thrift lender test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities where the mortgages are secured by domestic residential housing or manufactured housing; Federal Home Loan Bank stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test based on an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of goodwill and other intangible assets, property used by the savings institution to conduct its business, and liquid assets up to 20% of the institution's total assets. At June 30, 2000, Alamogordo Federal was in compliance with the qualified thrift lender test.

     Capital Requirements. Federal regulations require a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less any intangible assets, except for certain qualifying intangible assets; certain mortgage servicing rights; and equity and debt investments in subsidiaries that are not"includable subsidiaries," which is defined as subsidiaries engaged solely inactivities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and non-includable subsidiaries.

     Savings associations also must maintain "tangible capital" not less than 1.5% of Alamogordo Federal's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights. Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, based on an amortization schedule, and general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans, including multi-family mortgage loans, are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans a reassigned a 100% risk weight, as are non qualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor from 0% to 100% assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would face a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets, or the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines of the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is exempt from the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the calculated interest rate risk component, as calculated by the OTS, overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the amount as calculated by the OTS. The OTS has postponed the date that the component will first be deducted from an institution's total capital. As of June 30, 2000, Alamogordo Federal was in compliance with all regulatory capital requirements.

Capital Distributions

     OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Loans to One Borrower

     Savings institutions are generally required to follow the national bank limit on loans to one borrower. Generally, this limit is 15% of its unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. As of June 30, 2000, Alamogordo Federal was in compliance with all loans to one borrower limitations. See "Business of Alamogordo Financial Corporation--Lending Activities" for further information.

Activities of Associations and Their Subsidiaries

     A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain pre-approved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Savings Association Insurance Fund. If so, it may require that no Savings Association Insurance Fund member engage in that activity directly.

Transactions with Affiliates

     Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the Home Owners Loan Act. Generally, Sections 23A and 23B limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of the institution's capital and surplus and place an aggregate limit on all transactions with affiliates to an amount equal to 20% of capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term"covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

     Any loan or extension of credit by Alamogordo Federal to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations. First, a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, a savings association may not purchase or invest insecurities issued by an affiliate, other than securities of a subsidiary. Third, the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge
Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

     Alamogordo Federal's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by those persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans Alamogordo Federal may make to those persons based, in part, on Alamogordo Federal's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Community Reinvestment Act

     Savings associations are required to follow the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings association, to assess the savings association's record in meeting the credit needs of the community serviced by the savings associations, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings association's record is made available to the public. Further, an assessment is required of any savings associations which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. Alamogordo Federal received a "satisfactory" rating as a result of its most recent examination.

Holding Company Regulation

     General. AF Mutual Holding Company and Alamogordo Financial are nondiversified mutual savings and loan holding companies within the meaning of the HOLA. As such, AF Mutual Holding Company and Alamogordo Financial are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over AF Mutual Holding Company and Alamogordo Financial and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Alamogordo Financial and AF Mutual Holding Company are generally not subject to state business organizations law.

     Permitted Activities. Pursuant to Section 10(o) of the HOLA and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Alamogordo Financial may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

     The HOLA prohibits a savings and loan holding company, including Alamogordo Financial and AF Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Conversion of AF Mutual Holding Company to Stock Form. OTS regulations permit AF Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to Alamogordo Financial (the "New Holding Company"), AF Mutual Holding Company's corporate existence would end, and certain depositors of Alamogordo Federal would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of Common Stock held by stockholders other than AF Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

Item 2.   Properties
-------   ----------

Properties

          We conduct our business through our administrative office and one branch office. We own our administrative office building, and lease our branch office facility. Our administrative offices are located at 500 10/th/ Street, Alamogordo, New Mexico. Our branch office is located at 233 New York Street, Alamogordo, New Mexico. Our premises and equipment had a net book value of $8.5 million as of June 30, 2000. We believe that our current facilities are adequate to meet our present needs.

Item 3.   Legal Proceedings
-------   -----------------

          We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          Not applicable.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters
-------   ---------------------------------------------------------------------

          Information included in the 2000 Annual Report to Shareholders is herein incorporated by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
Results of Operations
---------------------

          Information included in the 2000 Annual Report to Shareholders is herein incorporated by reference.

Item 7.   Financial Statements
-------   --------------------

          Information included in the 2000 Annual Report to Shareholders is herein incorporated by reference.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
Financial Disclosure
--------------------

          Not Applicable.

                                 PART III

Item 9.   Directors and Officers of the Registrant
-------   ----------------------------------------

          Information included in the Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10.  Executive Compensation
--------  ----------------------

          Information included in the Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

          Information included in the Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          Information included in the Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

                                 PART IV

Item 13.  Exhibits and Reports on Form 8-K
--------  --------------------------------

          (a) The following documents appear in sections of the Registrant's 2000 Annual Report to Shareholders under the same caption, and are incorporated herein by reference. No other sections of the 2000 Annual Report to Shareholders are incorporated herein by this reference.

          (1)  Report to Shareholders
          (2)  Selected Financial and Other Data
          (3) Managements Discussion and Analysis of Financial Condition and Results of Operations

          (4)  Independent Auditors' Report

          (5)  Consolidated Financial Statements
               (i)   Consolidated Balance Sheets
               (ii)  Consolidated Statements of Income
               (iii) Consolidated Statements of Changes in Equity
               (iv)  Consolidated Statements of Cash Flows
               (v)   Notes to Consolidated Financial Statements

          (6)  Corporate Information
          (b)  The following exhibits are filed as part of this report.

     3.1       Certificate of Incorporation of Alamogordo Financial Corp.*

     3.2       Bylaws of Alamogordo Financial Corp.*

     4.0       Stock Certificate of Alamogordo Financial Corp.*

    10.1       Alamogordo Financial Corp. Employee Stock Ownership Plan and
               Trust**

    13         Alamogordo Financial Corp.  2000 Annual Report to Shareholders

    21         Subsidiaries of Registrant

    27         EDGAR Financial Data Schedule
          (c)        Reports on Form 8-K
                           None

* Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on December 16, 1999, Registration No. 333-92913.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ALAMOGORDO FINANCIAL CORP.


Date: September 25, 2000             By: /s/ R. Miles Ledgerwood
                                         ----------------------------------
                                         R. Miles Ledgerwood
                                         President


     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ R. Miles Ledgerwood          By: /s/ Normal J. Clute
    ----------------------------        -----------------------------------
    R. Miles Ledgerwood, President       Norma J. Clute, Chief Financial Officer
    and Director                         and Treasurer
    (Principal Executive Officer)        (Principal Financial and Accounting
                                         Officer)

Date: September 25, 2000             Date: September 25, 2000


By: /s/ Robert W. Hamilton           By: /s/ S. Thomas Overstreet
   -----------------------------         ----------------------------------
   Robert W. Hamilton, Chairman of       S. Thomas Overstreet, Director
   the Board                             and Vice Chairman

Date: September 25, 2000             Date: September 25, 2000


By: /s/ Jimmie D. Randall            By: /s/ Earl E. Wallin
   -----------------------------         -----------------------------------
   Jimmie D. Randall, Director           Earl E. Wallin, Director

Date: September 25, 2000             Date: September 25, 2000