Form 10-Q
period 2000-09-30
ALAMOGORDO FINANCIAL CORP
filed 2000-11-13
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                         Commission file number 0-29655


                        Alamogordo Financial Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

       United States of America                         74-2819148
--------------------------------------       -----------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
 of incorporation or organization)

                  500 10th Street, Alamogordo, New Mexico 88310
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (505) 437-9334
                                 --------------
                            Issuer's telephone number

 -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,275,000 shares of common stock par value $.10 per share.

     Transitional Small Business Disclosure Format (check one): Yes / / No /x/

                        ALAMOGORDO FINANCIAL CORPORATION


                                      INDEX

                                                                           Page

PART I.    FINANCIAL INFORMATION

           Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets as of
             September 30, 2000 and June 30, 2000.............................1

           Consolidated Statements of Income for the
             three months ended
             September 30, 2000 and 1999......................................2

           Consolidated Statements of Changes in Equity
             for the three months ended
             September 30, 2000...............................................3

           Consolidated Statements of Cash Flows for the
             three months ended
             September 30, 2000 and 1999......................................4

           Notes to Unaudited Consolidated Financial Statements...............5

           Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations................................................7

PART II.   OTHER INFORMATION..................................................9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Alamogordo Financial Corporation
                         Consolidated Balance Sheets at
                      September 30, 2000 and June 30, 2000
                                   (Unaudited)

                                                                      At                                    At
                                                              September 30, 2000                    June 30, 2000
                                                              ------------------                    ---------------

(Dollars in thousands)
ASSETS
Cash and cash equivalents.................................      $     3,128                        $     3,159
Securities:
      Available for sale..................................           15,520                             15,468
      Held to maturity....................................            1,413                              1,837
Loans, net................................................          115,255                            116,782
Real estate owned, net....................................               30                                 52
Premises and equipment, net...............................            8,407                              8,492
Stock in Federal Home Loan Bank, at cost..................            1,459                              1,435
Accrued interest..........................................              694                                912
Deferred income taxes ....................................               --                                 27
Other assets..............................................              230                                230
                                                                -----------                        -----------
    Total assets..........................................      $   146,136                        $   148,394
                                                                ===========                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits..................................................      $   113,334                        $   116,298
Escrows...................................................            1,292                              1,035
Accrued interest and other liabilities....................              310                                227
Deferred income taxes.....................................               38                                 --
Advances from Federal Home Loan Bank......................            5,000                              5,000
Income taxes payable......................................               88                                 20
                                                                -----------                        -----------
   Total liabilities......................................          120,062                            122,580
                                                                -----------                        -----------

STOCKHOLDERS' EQUITY
Common Stock, $.10 par value ,10,000,000 shares
authorized, 1,275,000 shares outstanding..................              128                                128
Additional paid-in capital................................            2,857                              2,857
Retained earnings, substantially restricted...............           23,650                             23,506
Unearned ESOP shares......................................             (250)                              (257)
Accumulated other comprehensive loss......................             (311)                              (420)
                                                                ------------                       ------------
    Total stockholders' equity............................           26,074                             25,814
                                                                -----------                        -----------

Total liabilities and stockholders' equity................      $   146,136                        $ 148,394
                                                                ===========                        =========

See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                        Consolidated Statements of Income
                           For the three months ended
                           September 30, 2000 and 1999
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                  September 30,
                                                                       2000                          1999
                                                                       ----                          ----
                                                                    (In thousands, except per share data)

Interest income:
  Interest and fees on loans.........................              $      2,265             $       2,289
  Interest on securities.............................                       210                       227
  Interest on mortgage-backed securities.............                        40                        45
  Interest on other interest earning assets..........                        49                        73
                                                                    -----------              ------------

   Total interest income.............................                     2,564                     2,634

Interest expense:
  Interest on deposits...............................                     1,555                     1,531
  Interest on FHLB and other borrowings..............                        96                       123
                                                                    -----------              ------------

   Total interest expense ...........................                     1,651                     1,654
                                                                    -----------              ------------
    Net interest income..............................                       913                       980

Provision for loan losses............................                        --                        --
                                                                    -----------              ------------
---------
  Net interest income, after provision for loan losses                      913                       980
                                                                    -----------              ------------


Other income (loss)
  Service charges and fees...........................                        67                        47
  Gain on sale of premises and equipment.............                        --                        29
  Other  ............................................                        32                        32
                                                                    -----------              ------------
   Total other income................................                        99                       108
                                                                    -----------              ------------

Other expenses
  Salaries and benefits..............................                       332                       318
  Occupancy .........................................                       182                       179
  Data processing fees...............................                        67                        64
  Federal insurance premiums and other insurance
    expense..........................................                        17                        29
  Advertising .......................................                        15                        26
  Other  ............................................                        159                      149
                                                                    -----------              ------------

   Total other expenses..............................                        772                      765
                                                                    -----------              ------------
   Income before income taxes........................                        240                      323
                                                                    -----------              ------------

Provision for income taxes...........................                          96                      94
                                                                    -----------              ------------
   Net income........................................               $       144              $        229
                                                                    ===========              ============

Basic and diluted earnings per common share (Note 5).               $      .12
                                                                    ==========

See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                   Consolidated Statement of Changes in Equity
                      Three Months ended September 30, 2000
                                   (Unaudited)



                                                                                         Accumulated
                                                  Additional               Unearned        Other
                                      Common        Paid-In     Retained     ESOP       Comprehensive     Total
                                      Stock         Capital     Earnings    Shares         Income         Equity
                                                                            (In Thousands)


Balances at June 30, 2000          $    128         $  2,857    $  23,506   $ (257)       $   (420)     $   25,814

ESOP Stock note payment                  --               --           --        7              --               7
Comprehensive income
      Net income..................       --               --          144       --              --             144

Other comprehensive income, net of tax:
Change in unrealized loss on securities
available for sale, net of deferred
income tax benefit of $ 73..........     --               --           --       --              109            109
                                                                                                          --------
   Total comprehensive income......                                                                            253
                                      -----           -----        -----     -----            -----       ---------

Balances at September 30, 2000.....    $128        $  2,857     $  23,650  $  (250)       $    (311)     $   26,074
                                      =====        ========     =========   =====             =====        ========


See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                      Consolidated Statements of Cash Flows
                 Three months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                   Three months ended September 30,
                                                                                        2000            1999
                                                                                      --------        --------
                                                                                           (in thousands)
Cash flows from operating activities:
   Net income...................................................................       $    144        $   229
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization.............................................             91             93
      Net amortization of premiums and accretion of discounts on securities.....              5              7
      Gain on sales of premises and equipment...................................             --            (29)
      Decrease in provision for loan losses.....................................             --             (6)
   Decrease in accrued interest.................................................            218            270
   Increase in other assets.....................................................             --            (74)
   Increase in accrued interest and other liabilities...........................             83             28
   Increase (decrease) in deferred income taxes.................................             65            (37)
   Increase in income taxes payable.............................................             68             95
                                                                                       --------        -------
      Net cash provided by operating activities.................................            674            576

Cash flows from investing activities:
   Proceeds from maturities of securities available-for-sale....................             53            961
   Proceeds from maturities of securities held-to-maturity......................            423          1,277
   Purchases of FHLB stock......................................................            (24)           (19)
   Net (increase) decrease in loans.............................................          1,527         (1,288)
   Proceeds from sales of premises and equipment................................             --             74
   Purchases of premises and equipment..........................................             (6)           (50)
   Net proceeds from sales/claims of real estate owned..........................             22            103
                                                                                       --------        -------
      Net cash provided  by investing activities................................          1,995          1,058

Cash flows from financing activities:
   Net decrease in deposits.....................................................         (2,964)           (49)
   Net increase in escrows......................................................            257            297
   ESOP stock note payment......................................................              7             --
                                                                                       --------        -------
      Net cash provided by (used in) financing activities.......................       $ (2,700)       $   248
                                                                                       ========        =======

Net increase (decrease) in cash and cash equivalents............................       $    (31)       $ 1,882

Cash and cash equivalents, beginning of year....................................          3,159          8,472
                                                                                       --------        -------

Cash and cash equivalents, end of year..........................................       $  3,128        $10,354
                                                                                       ========        =======

Noncash investing and financing activities:
   Transfers of loans to real estate owned......................................       $     --        $   158

Supplemental disclosures of cash flow information:
   Income taxes paid............................................................       $     36        $    --
   Interestexpense..............................................................          1,662          1,676

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


1.   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Alamogordo Financial Corporation (the "Company"), its wholly owned subsidiary, Alamogordo Federal Savings and Loan Association (the "Bank"), and Space Age City Service Corporation, a wholly owned subsidiary of the Bank. The financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter ended September 30, 2000 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2001.

     The interim unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements of Alamogordo Financial for the fiscal year ended June 30, 2000,included in the Company's 2000 Annual Report.

2.   Reclassification of Prior Year's Statements

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

3.   Allowance for Loan Losses

     The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

     The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. Management's evaluations, which are subject to periodic review by the Bank's regulators, tinto consideration such factors as the Bank's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Future adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors. Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                    Three Months Ended
                                                        September 30,
                                              2000                    1999
                                          -------------            ----------
                                                      (In Thousands)

Balance at beginning of period.......      $     419               $      472
Provision for loan losses............             --                       --
Charge-offs..........................             --                       (6)
Recoveries...........................             --                        1
                                           ---------                ---------
Balance at end of period.............      $     419               $      467
                                           =========                =========


4.   Comprehensive Income

     Alamogordo Financial has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, Alamogordo Financial's total comprehensive income was $253 and $192 for the three months ended September 30, 2000 and 1999, respectively. The difference between Alamogordo Financial's net iand total comprehensive income for these periods equals the change in the after-tax net unrealized gain or loss on securities available for sale during the applicable periods. Accumulated other comprehensive loss in the consolidated statements of financial condition represents the after-tax net unrealized loss on securities available for sale as of September 30, 2000 and June 30, 2000.

5.   Earnings Per Common Share

     The Company completed a public stock offering on May 16, 2000, issuing an additional 1,274,900 shares of its $.10 par value common stock. As a result, earnings per share ("EPS") data is presented herein only for periods subsequent to that date. EPS of $.12 is calculated based on the net income for the three months ended September 30, 2000 divided by the number of shares outstanding at September 30, 2000 of 1,250,010 (1,275,000 less 24,990 shares held in trust for the ESOP Plan).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     This discussion and analysis reflects Alamogordo Financial's consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Alamogordo Financial's consolidated financial statements and their notes and t the other statistical data provided in this Form 10-QSB. This 10-QSB contains certain "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

Comparison of Financial Condition at September 30, 2000 and June 30, 2000

     Alamogordo Financial's total assets decreased by $2.3 million, or 1.5%, to $146.1 million at September 30, 2000, from $148.4 million at June 30, 2000. The decrease resulted primarily from a decrease in securities and loans receivable. Securities, including mortgage-backed securities, decreased by $372,000, or 2.1%, to $16.9 million from $17.3 million as a result of maturities and repayments, partially offset by a decrease in the allowance for decline in value for securities available for sale. Loans receivable decreased by $1.5 million, or 1.3%, to $115.3 million from $116.8 million as a result of principal repayments and loan payoffs surpassing new loan originations.

     Total deposits decreased by $3.0 million or 2.6%, to $113.3 million at September 30, 2000 from $116.3 million at June 30, 2000. The decrease resulted primarily from a $2.4 million, or 2.5%, decrease in certificate accounts to $95.0 million from $97.4 million, and a $335,000, or 16.8%, decrease in non-inte- bearing deposits to $1.7 million from $2.0 million. The decrease in certificate accounts resulted from a decrease in public funds and maturities. Total borrowings, including advances from Federal Home Loan Bank, remained steady at $5.0 million.

     Equity increased by $260,000, or 1.0%, to $26.1 million from $25.8 million primarily due to earnings over the period and a $109,000 increase in accumulated other comprehensive income related to unrealized losses on securities available for sale. As of September 30, 2000, Alamogordo Federal had $23.9 mof tangible capital or 16.3% of tangible assets, $23.9 million of core capital or 16.3% of total adjusted assets, and $24.3 million of risk-based capital or 33.1% of risk-weighted assets.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

     General. Net income decreased by $85,000, or 37.1%, to $144,000 for the three months ended September 30, 2000, from $229,000 for the three months ended September 30, 1999. The decrease resulted from a decrease in net interest income and other income and an increase in other expenses.

     Interest Income. Interest income decreased by $70,000, or 2.7%, to $2.6 million for the three months ended September 30, 2000 from $2.6 million for three months ended September 30, 1999. Interest and fees on loans receivable remained stable at $2.3 million, and a $600,000, or .5%, decrease in the average balance of loans receivable to $116.0 million from $116.6 million was accompanied by a 4 basis point decrease in the average yield on the loan portfolio to 7.81% from 7.85%. Interest on securities, including mortga securities and other interest-earning assets, decreased by $46,000, or 13.3%, to $299,000 from $345,000. This decrease resulted from a $1.9 million, or 10.1%, decrease in the average balance of securities due to maturities and repayment of principal, the effects of which were partially offset by a 13 basis point increase in the average yield on securities, and a $2.5 million decrease in the average balance of other interest-earning assets, the effects of which were partially offset by an increase in the average yield of 297 basis points.

     Interest Expense. Interest expense on deposits increased by $24,000, or 1.6%, to $1.6 million fthe three months ended September 30, 2000 from $1.5 million for the three months ended September 30, 1999. Interest expense on transaction and savings accounts increased to $131,000 from $96,000, as the average cost increased 106 basis points to 3.15% from 2.09%, and was partially offset by a $1.7 million decrease in the average balance of transaction and savings accounts from $18.4 million to $16.7 million. The increase in the average cost is a result of a general increase in shorter-term market rates of interest. Interest expense on certificate accounts remained stable at $1.4. million, as a decrease in the average balance of certificate accounts of $5.6 million from $100.6 million to $95.0 million was offset by an increase in the average cost to 6.00% from 5.71%. Interest expense on borrowings decreased by $27,000, to $96,000 from $123,000, as the average cost increased by 182 basis points to 6.74% from 4.92%, the effects of which were partially offset by a $4.3 million decrease in the average balance to $5.7 million from $10.0 million.

     Net Interest Income. Net interest income decreased by $67,000 or 6.8%, to $913,000 for the three months ended September 30, 2000 from $980,000 for the three months ended September 30, 1999. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, decreased by 42 basis points to 1.96% from 2.38%.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for llosses, management considers loss experience, evaluations of real estate collateral, economic conditions, vand type of lending the levels of nonperforming and other classified loans. Based on our evaluation of these factors, and based on loan allowance recoveries of $1,000 and charge-offs of $6,000 for the three months ended September 30, 1999, we made no provision for loan losses. The allowance for loan losses was $419,000, or 53.9% of total nonperforming loans at September 30, 2000, and $419,000, or 58.7% of total nonperforming loans at June 30, 2000. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses at September 30, 2000 and June 30, 2000 was adequate.

     Other Income. Total other income includes service charges and fees, gain on sale of premises and equipment, and other. Total other income decreased by $9,000, or 8.3%, to $99,000 from $108,000. Service charges and fees increased by $20,000 primarily due to deposit account service charges. Gain on sale of premises and equipment totaled $29,000 for the three months ended September 30, 1999 as compared to no gain for the current period as the result of a sale of land.

     Other Expense. Total other expense increased by $7,000, or .9%, to $772,000 for the three months ended September 30, 2000 from $765,000 for the three months ended September 30, 1999. Salaries and benefits expense increased by $14,000, primarily due to a $13,000 decrease in the deferral of loan origination costs, as new loan originations decreased during the current period. A $12,000 decrease in federal insurance premiums and other insurance expense resulted as the Federal Deposit Insurance Corporation ("FDIC") assessment rate for Savings Association Insurance Fund ("SAIF") insured institutions was lowered effective January 1, 2000. In aggregate, other expense decreased by $20,000, pursuant to an expense sharing agreement entered into between the Company and AF Mutual Holding Company. The Company is a majority owned subsidiary of AF Mutual Holding Company.

     Provision for Income Taxes. The provision for income taxes increased to $96, or 40.0% of net income before income taxes, from $94,000, or 29.1% of net income before income taxes. The increase in the provision and the effective tax rate resulted from the payment of income taxes with the filing of the June 30, 2000 tax returns. The increase in the effective tax rate also resulted from a decrease in income from tax-exempt securities and other changes in deferred tax items.

Liquidity

     Alamogordo Federal is required to maintain levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (currently set at 4%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Alamogordo Federal's liquidity ratio averaged 11.47% during the quarter ended September 30, 2000, and was 11.75% at September 30, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Dividends on Common Stock

          On October 19, 2000, the Company declared a quarterly cash dividend of $.105 per share. The dividends are payable to stockholders of record as of November 1, 2000, and will be paid on November 10, 2000. AF Mutual Holding Company, which owns 918,000 shares of stock in the Company, waived receipt of $.0725 per share of its quarterly dividend, thereby reducing the actual dividend payout to $67,320.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                  Alamogordo Financial Corporation


Date: November 10, 2000                    By: /s/ R. Miles Ledgerwood
                                              ----------------------------------
                                           R. Miles Ledgerwood
                                           President and Chief Executive Officer



Date: November 10, 2000                    By: /s/ Norma J. Clute
                                              ----------------------------------
                                           Norma J. Clute
                                           CFO and Treasurer