Form 10QSB
period 2000-12-31
ALAMOGORDO FINANCIAL CORP
filed 2001-02-13
CIK 1100542

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2000.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

                         Commission file number 0-29655

                        Alamogordo Financial Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

      United States of America                          74-2819148
-----------------------------------------   ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                  500 10th Street, Alamogordo, New Mexico 88310
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (505) 437-9334
                           ---------------------------
                            Issuer's telephone number

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

         Consolidated Balance Sheets as of
          December 31, 2000 and June 30, 2000..................................1

         Consolidated Statements of Income for the
          three months and six months ended
          December 31, 2000 and 1999...........................................2

         Consolidated Statements of Changes in Stockholders'
          Equity for the six months ended
          December 31, 2000....................................................3

         Consolidated Statements of Cash Flows for the
          six months ended
          December 31, 2000 and 1999...........................................4

         Notes to Unaudited Consolidated Financial Statements..................5

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations....................................................7

PART II. OTHER INFORMATION....................................................10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        Alamogordo Financial Corporation
                        Consolidated Balance Sheets as of
                       December 31, 2000 and June 30, 2000
                                   (Unaudited)

                                                                      At                       At
                                                              December 31, 2000         June 30, 2000
                                                              -----------------         -------------
                                                                         Dollars in thousands)
ASSETS
Cash and cash equivalents.................................      $     3,533               $     3,159
Securities:
      Available for sale..................................           15,759                    15,468
      Held to maturity....................................            1,396                     1,837
Loans, net................................................          113,883                   116,782
Real estate owned, net....................................              161                        52
Premises and equipment, net...............................            8,330                     8,492
Stock in Federal Home Loan Bank, at cost..................            1,483                     1,435
Accrued interest..........................................              936                       912
Deferred income taxes.....................................               --                        27
Other assets..............................................              226                       230
                                                                -----------               -----------
    Total assets..........................................      $   145,707               $   148,394
                                                                ===========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits..................................................      $   117,010               $   116,298
Escrows...................................................              449                     1,035
Accrued interest and other liabilities....................              183                       227
Deferred income taxes.....................................              179                        --
Advances from Federal Home Loan Bank......................            1,500                     5,000
Income taxes payable......................................                5                        20
                                                                -----------               -----------
   Total liabilities......................................          119,326                   122,580
                                                                -----------               -----------

STOCKHOLDERS' EQUITY
Common Stock, $.10 par value,10,000,000 shares
 authorized, 1,275,000 shares outstanding.................              128                       128
Additional paid-in capital................................            2,857                     2,857
Retained earnings, substantially restricted...............           23,745                    23,506
Unearned ESOP shares......................................             (243)                     (257)
Accumulated other comprehensive income....................             (106)                     (420)
                                                                -----------               -----------
    Total stockholders' equity............................           26,381                    25,814
                                                                -----------               -----------

Total liabilities and stockholders' equity................      $   145,707               $   148,394
                                                                ===========               ===========

See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                        Consolidated Statements of Income
                    For the three months and six months ended
                           December 31, 2000 and 1999
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                               December 31,                  December 31,
                                                       ---------------------------    --------------------------
                                                           2000           1999            2000           1999
                                                       -----------     -----------    -----------    -----------
                                                                            (In Thousands)

Interest income:
  Interest and fees on loans.........................  $    2,261      $    2,287     $    4,526     $    4,577
  Interest on securities.............................         210             258            420            485
  Interest on mortgage-backed securities.............          41              43             81             87
  Interest on other interest earning assets..........          48              59             97            132
                                                       ----------      ----------     ----------     ----------
   Total interest income.............................       2,560           2,647          5,124          5,281

Interest expense:
  Interest on deposits...............................       1,590           1,547          3,145          3,078
  Interest on FHLB and other borrowings..............          39             127            135            250
                                                       ----------      ----------     ----------     ----------
   Total interest expense ...........................       1,629           1,674          3,280          3,328
                                                       ----------      ----------     ----------     ----------
    Net interest income..............................         931             973          1,844          1,953

Provision for loan losses............................          --              --             --             --
                                                       ----------      ----------     ----------     ----------
  Net interest income, after provision for loan losses        931             973          1,844          1,953
                                                       ----------      ----------     ----------     ----------

Other income (loss)
  Service charges and fees...........................          71              49            139             95
  Gain on sale of real estate owned..................           4              --              4             --
  Gain on sale of premises and equipment.............          --              --             --             29
  Other..............................................          36              35             67             68
                                                       ----------      ----------     ----------     ----------
   Total other income................................         111              84            210            192
                                                       ----------      ----------     ----------     ----------

Other expenses
  Salaries and benefits..............................         349             338            681            657
  Occupancy .........................................         173             164            355            343
  Data processing fees...............................          66              64            133            128
  Federal insurance premiums and other insurance
    expense..........................................          16              29             33             58
  Advertising .......................................          19              28             34             54
  Other..............................................         176             173            335            322
                                                       ----------      ----------     ----------     ----------
   Total other expenses..............................         799             796          1,571          1,562
                                                       ----------      ----------     ----------     ----------
   Income before income taxes........................         243             261            483            583
                                                       ----------      ----------     ----------     ----------

Provision for income taxes...........................          84             102            180            195
                                                       ----------      ----------     ----------     ----------
   Net income........................................  $      159      $      159     $      303     $      388
                                                       ==========      ==========     ==========     ==========

Basic and diluted earnings per common share (Note 5).  $      .13                     $      .24
                                                       ==========                     ==========


See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
          Consolidated Statement of Changes in Stockholders' Equity
                       Six Months ended December 31, 2000
                                 (Unaudited)

                                                                                                       Accumulated
                                                               Additional                 Unearned        Other
                                                    Common      Paid-In       Retained      ESOP      Comprehensive    Total
                                                    Stock       Capital       Earnings     Shares         Income      Equity
                                                   --------   -----------    ---------    --------    -------------  --------
                                                             (In Thousands)

Balances at June 30, 2000 . . . . . . . . . . .  $    128       $  2,857     $  23,506    $   (257)   $   (420)      $ 25,814

ESOP Stock note payment . . . . . . . . . . . .        --             --            --          14          --             14

Dividends . . . . . . . . . . . . . . . . . . .        --             --           (64)         --          --            (64)

Comprehensive income
  Net income.   . . . . . . . . . . . . . . . .        --             --           303          --          --            303

  Other comprehensive income, net of tax:
   Change in unrealized loss on securities
     available for sale, net of deferred
     income tax benefit of $ 73 . . . . . . . .        --             --            --          --         314            314
                                                                                                                     --------
    Total comprehensive income. . . . . . . . .                                                                           617
                                                 --------      ---------     ---------    --------    --------       --------

Balances at December 31, 2000 . . . . . . . . .  $   128      $    2,857     $  23,745   $    (243)   $   (106)      $ 26,381
                                                 ========      =========     =========    ========    ========       ========


See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                      Consolidated Statements of Cash Flows
                   Six months ended December 31, 2000 and 1999
                                  (Unaudited)

                                                  Six months ended December 31,
                                                   2000                   1999
                                                  -------               -------
                                                          (in thousands)
Cash flows from operating activities:
 Net income.......................................$   303               $   388
 Adjustments to reconcile net income to net cash
  provided by operating activities
 Depreciation.....................................    183                   181
 Net amortization of premiums and accretion of
  discounts on securities.........................      8                   (28)
 Gain on sales of other real estate owned.........     (4)                   --
 Gain on sales of premises and equipment..........     --                   (29)
 Decrease in provision for loan losses............     (5)                   (3)
 (Increase) decrease in accrued  interest
  receivable......................................    (24)                   74
 (Increase) decrease  in other assets.............      4                  (118)
 Decrease in accrued interest payable and other
  liabilities.....................................    (44)                 (108)
 Increase in deferred income taxes payable........    206                    --
 Decrease in income taxes payable.................    (15)                   --
                                                   ------               -------
   Net cash provided by operating activities......    612                   357

Cash flows from investing activities:
 Proceeds from maturities of securities
  available-for-sale..............................     15                 1,084
 Proceeds from maturities of securities held-to-
  maturity........................................    441                 1,297
 Purchases of securities held-to-maturity.........     --                (2,915)
 Purchases of FHLB stock..........................    (48)                  (38)
 Net (increase) decrease in loans.................  2,753                (1,709)
 Purchases of loans...............................    (78)                   --
 Proceeds from sales of premises and equipment....     --                    74
 Purchases of premises and equipment..............    (21)                  (66)
 Net proceeds from sales of real estate owned.....    124                   158
                                                   ------               -------
   Net cash provided by (used in) investing
    activities....................................  3,186                (2,115)

Cash flows from financing activities:
 Net increase in deposits.........................    712                   891
 Net decrease in escrows..........................   (586)                 (517)
 Payments on advances from Federal Home Loan Bank. (3,500)                   --
 Cash dividends paid on common stock..............    (64)                   --
 ESOP stock note payment..........................     14                    --
                                                   ------               -------
   Net cash provided by (used in) financing
    activities....................................$(3,424)              $   374
                                                  -------               -------
Net increase (decrease) in cash and cash
 equivalents......................................$   374               $(1,384)

Cash and cash equivalents, beginning of year......  3,159                 8,472
                                                  -------               -------
Cash and cash equivalents, end of year............$ 3,533               $ 7,088
                                                  =======               =======
Noncash investing and financing activities:
 Transfers of loans to real estate owned..........$   231               $   209

Supplemental disclosures of cash flow information:
 Income taxes paid................................$   198               $   186
 Interest.........................................  3,299                 3,378



See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


1.   Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements include the accounts of Alamogordo Financial Corporation (the "Company"), its wholly owned subsidiary, Alamogordo Federal Savings and Loan Association (the "Bank"), and Space Age City Service Corporation, a wholly owned subsidiary of the Bank. The financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter ended December 31, 2000 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2001.

     The interim unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements of Alamogordo Financial for the fiscal year ended June 30, 2000, included in the Company's 2000 Annual Report.

2.   Reclassification of Prior Year's Statements
     -------------------------------------------

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


                                     Three Months Ended       Six Months Ended
                                        December 31,            December 31,
                                       2000       1999        2000       1999
                                     -------    -------      ------     ------
                                                   (In Thousands)

Balance at beginning of period .....    419       467          419         472
Provision for loan losses ..........     --        --           --          --
Charge-offs.........................     (5)       (5)          (5)        (11)
Recoveries..........................     --         7           --           8
                                     ------    ------        -----      ------
Balance at end of period............ $  414    $  469        $ 414      $  469
                                     ======    ======        =====      ======


4.   Comprehensive Income
     --------------------

     Alamogordo Financial has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, Alamogordo Financial's total comprehensive income was $617 and $261 for the six months ended December 31, 2000 and 1999, respectively, and $364 and $69 for the three months ended December 31, 2000 and 1999, respectively. The difference between Alamogordo Financial's net income and total comprehensive income for these periods equals the change in the after-tax net unrealized gain or loss on securities available for sale during the applicable periods. Accumulated other comprehensive loss in the consolidated statements of financial condition represents the after-tax net unrealized loss on securities available for sale as of December 31, 2000 and June 30, 2000.

5.   Earnings Per Common Share

     The Company completed a public stock offering on May 16, 2000, issuing an additional 1,274,900 shares of its $.10 par value common stock. As a result, earnings per share ("EPS") data is presented herein only for periods subsequent to that date. EPS of $.13 is calculated based on the net income for the three months ended December 31, 2000 divided by the number of shares outstanding at December 31, 2000 of 1,250,724 (1,275,000 less 24,276 shares held in trust for the ESOP Plan). EPS of $.24 is calculated based on the net income for the six months ended December 31, 2000 divided by the number of shares outstanding at December 31, 2000 of 1,250,724.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition at December 31, 2000 and June 30, 2000

     Alamogordo Financial's total assets decreased by $2.7 million, or 1.8%, to $145.7 million at December 31, 2000, from $148.4 million at June 30, 2000. The decrease resulted primarily from a decrease in loans receivable. Loans receivable decreased by $2.9 million, or 2.5%, to $113.9 million from $116.8 million as a result of principal repayments and loan payoffs surpassing new loan originations. Securities, including mortgage-backed securities, decreased by $150,000, or .9%, to $17.2 million from $17.3 million as a result of maturities and repayments, partially offset by unrealized gains on securities available for sale. Cash and cash equivalents increased by $374,000, or 11.7%, to $3.5 million from $3.2 million.

     Total deposits increased by $712,000, or .6%, to $117.0 million at December 31, 2000 from $116.3 million at June 30, 2000. The increase resulted from a $370,000, or 2.2%, increase in transaction and savings deposits to $17.2 million from $16.8 million. Term certificates increased $320,000, or 3.3%, to $97.8 million from $97.5 million, resulting primarily from a $2.5 million increase in public funds partially offset by maturities. Total borrowings decreased by $3.5 million, or 70.0%, to $1.5 million from $5.0 million. The decrease resulted from the paydown of advances from Federal Home Loan Bank.

     Equity increased by $567,000, or 2.2%, to $26.4 million from $25.8 million primarily due to earnings over the period and a $314,000 increase in accumulated other comprehensive income related to unrealized losses on securities available for sale, partially offset by dividends of $64,000. As of December 31, 2000, Alamogordo Federal had $24.1 million of tangible capital or 16.6% of tangible assets, $24.1 million of core capital or 16.6% of total adjusted assets, and $24.5 million of risk-based capital or 33.6% of risk-weighted assets.

Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999

     General. Net income remained stable at $159,000 for the three months ended December 31, 2000 and 1999.

     Interest Income. Interest income decreased by $87,000, or 3.3%, to $2.56 million for the three months ended December 31, 2000 from $2.65 million for three months ended December 31, 1999. The decrease resulted from a decrease in interest and fees on loans, and interest on securities and other interest earning assets. Interest and fees on loans decreased by $26,000, or 1.1%. The decrease resulted from a $2.9 million, or 2.5%, decrease in the average balance of loans receivable to $114.3 million from $117.2 million, offset by a 11 basis point increase in the average yield on the loan portfolio to 7.91% from 7.80%. Interest on securities, including mortgage-backed securities, decreased by $50,000, or 16.6%, to $251,000 from $301,000. This decrease resulted from a $4.1 million, or 19.3%, decrease in the average balance of securities, the effects of which were partially offset by a 19 basis point increase in the average yield on securities. Interest on other interest earning assets decreased by $11,000, or 18.6%, to $48,000 from $59,000. This decrease resulted from a $1.1 million, or 33.2%, decrease in the average balance of other interest earning assets, the effects of which were partially offset by a 158 basis point increase in the average yield.

     Interest Expense. Interest expense on deposits increased by $43,000, or 2.8%, to $1.59 million for the three months ended December 31, 2000 from $1.55 million for the three months ended December 31, 1999. Interest expense on transaction and savings accounts increased to $133,000 from $101,000, as the average cost increased to 3.15% from 2.27%, and was partially offset by a decrease in the average balance to $16.9 million from $17.8 million. Interest expense on certificate accounts increased by $11,000, as the average cost increased by 43 basis points to 6.06% from 5.63%, and was partially offset by a $6.6 million decrease in the average balance to $96.2 million from $102.8 million. Interest expense on borrowings decreased by $88,000, to $39,000 from $127,000, as the average cost increased by 135 basis points to 6.32% from 4.97%, the effects of which were partially offset by a $7.7 million decrease in the average balance to $2.5 million from $10.2 million.

     Net Interest Income. Net interest income decreased by $42,000 or 4.3%, to $931,000 for the three months ended December 31, 2000 from $973,000 for the three months ended December 31, 1999. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, decreased by 33 basis points to 2.03% from 2.37%.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending the levels of nonperforming and other classified loans. Based on our evaluation of these factors, and based on loan allowance charge-offs of $5,000 for the three months ended December 31, 2000, and recoveries of $7,000 and charge-offs of $5,000 for the three months ended December 31, 1999, we made no provision for loan losses. The allowance for loan losses decreased to $414,000, or 70.8% of total nonperforming loans at December 31, 2000 from $419,000, or 58.7% of total nonperforming loans at June 30, 2000. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses at December 31, 2000 and June 30, 2000 was adequate.

     Other Income. Total other income includes service charges and fees, gain on sale of real estate owned, and other. Total other income increased by $27,000, or 32.1%, to $111,000 from $84,000. Service charges and fees increased by $22,000 primarily due to deposit account service charges. Gain on sale of real estate owned totaled $4,000 for the three months ended December 31, 2000 as compared to no gain for the previous period as the result of a sale of real estate owned.

     Other Expense. Total other expense decreased by $3,000, or .4%, to $799,000 for the three months ended December 31, 2000 from $796,000 for the three months ended December 31, 1999. Salaries and benefits expense increased by $11,000, and occupancy expense increased by $9,000. A $13,000 decrease in federal insurance premiums and other insurance expense resulted as the Federal Deposit Insurance Corporation ("FDIC") assessment rate for Savings Association Insurance Fund ("SAIF") insured institutions was lowered effective January 1, 2000. In aggregate, other expense decreased by $20,000, pursuant to an expense sharing agreement entered into between the Company and AF Mutual Holding Company. The Company is a majority owned subsidiary of AF Mutual Holding Company.

     Provision for Income Taxes. The provision for income taxes decreased to $84, or 34.6% of net income before income taxes, from $102,000, or 39.08% of net income before income taxes. The decrease in the provision resulted from a decrease in net income before income taxes. The decrease in effective tax rate resulted from changes in deferred tax items.

Comparison of Operating Results for the Six Months Ended December 31, 2000 and 1999

     General. Net income decreased by $85,000, or 21.9%, to $303,000 for the six months ended December 31, 2000, from $388,000 for the six months ended December 31, 1999. The decrease resulted from a decrease in net interest income and an increase in other expense, partially offset by an increase in other income and a decrease in the provision for income taxes.

     Interest Income. Interest income decreased by $157,000, or 3.0%, to $5.1 million for the six months ended December 31, 2000 from $5.3 million for the six months ended December 31, 1999. Interest and fees on loans decreased by $51,000, or 1.1%. The decrease resulted from a $1.8 million, or 1.5%, decrease in the average balance of loans receivable to $115.1 million from $116.9 million, partially offset by a 3 basis point increase in the average yield on the loan portfolio to 7.86% from 7.83%. Interest on securities, including mortgage-backed securities, decreased by $71,000, or 12.4%, to $501,000 from $572,000. This decrease resulted from a $3.0 million, or 14.0%, decrease in the average balance of securities, the effects of which were partially offset by a 17 basis point increase in the average yield on securities. Interest on other interest earning assets decreased by $35,000, or 26.5%, to $97,000 from $132,000. This decrease resulted from a $1.8 million, or 45.7%, decrease in the average balance of other interest earning assets, the effects of which were partially offset by a 236 basis point increase in the average yield.

     Interest Expense. Interest expense on deposits increased by $67,000, or 2.2%, to $3.15 million for the six months ended December 31, 2000 from $3.08 million for the six months ended December 31, 1999. Interest expense on transaction and savings accounts increased to $264,000 from $197,000, as the average cost increased to 3.15% from 2.18%, and was partially offset by a decrease in the average balance to $16.8 million from $18.1 million. Interest expense on certificate accounts remained stable at $2.9 million. The average cost of certificate accounts increased by 36 basis points to 6.03% from 5.67%, and was offset by a $6.1 million decrease in the average balance to $95.6 million from $101.7 million. Interest expense on borrowings decreased by $115,000, to $135,000 from $250,000, as the average cost increased by 166 basis points to 6.61% from 4.95%, the effects of which were partially offset by a $6.0 million decrease in the average balance to $4.1 million from $10.1 million.

     Net Interest Income. Net interest income decreased by $109,000, or 5.6%, to $1.84 million for the six months ended December 31, 2000 from $1.95 million for the six months ended December 31, 1999. The net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, decreased by 37 basis points to 2.00% from 2.37%.

     Provision for Loan Losses. Based on the factors described above, and based on loan allowance charge-offs of $5,000 for the six months ended December 31, 2000, and recoveries of $8,000 and charge-offs of $11,000 for the six months ended December 31, 1999, we made no provision for loan losses in either period. Management believes that the allowance for loan losses at December 31, 2000 was adequate.

     Other Income. Total other income increased by $18,000, or 9.4%, to $210,000 from $192,000. Service charges and fees increased by $44,000 primarily due to deposit account service charges. Gain on sale of real estate owned totaled $4,000 for the six months ended December 31, 2000 as compared to no gain for the previous period as the result of a sale of real estate owned. Gain on sale of premises and equipment totaled $29,000 for the six months ended December 31, 1999, as compared to no gain for the current period as a result of the sale of land.

     Other Expenses. Total other expense increased by $9,000, or .6%, to $1.57 million for the six months ended December 31, 2000 from $1.56 million for the six months ended December 31, 1999. Salaries and benefits expense increased by $24,000, occupancy expense increased by $12,000, and other expense increased by $13,000. Federal insurance premiums and other insurance expense decreased $25,000, primarily due to the fact that the FDIC assessment rate for SAIF-insured institutions was lowered effective January 1, 2000. Advertising expense decreased by $20,000 primarily due to additional marketing programs in the previous period.

     Provision for Income Taxes. The provision for income taxes decreased to $180,000, or 37.3% of net income before income taxes, from $195,000, or 33.5% of net income before income taxes. The decrease in the provision resulted from a decrease in net income before income taxes. The increase in the effective tax rate resulted from the payment of income taxes with the filing of the June 30, 2000 tax returns, and from a decrease in income from tax-exempt securities and other changes in deferred tax items.

Liquidity

     Alamogordo Federal is required to maintain levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (currently set at 4%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Alamogordo Federal's liquidity ratio averaged 12.09% during the quarter ended December 31, 2000, and was 12.58% at December 31, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     Dividends on Common Stock

          On January 19, 2001, the Company declared a quarterly cash dividend of $.13 per share. The dividends are payable to stockholders of record as of February 1, 2001, and will be paid on February 12, 2001. AF Mutual Holding Company, which owns 918,000 shares of stock in the Company, waived receipt of $.0975 per share of its quarterly dividend, thereby reducing the actual dividend payout to $76,245.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

     None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          Alamogordo Financial Corporation

                                          /s/ R. Miles Ledgerwood
Date: February 12, 2001              By:  --------------------------------------
                                          R. Miles Ledgerwood
                                          President and Chief Executive Officer


                                          /s/ Norma J. Clute
Date: February 12, 2001              By:  --------------------------------------
                                          Norma J. Clute
                                          Vice President and Treasurer