Form 10QSB
period 2001-03-31
ALAMOGORDO FINANCIAL CORP
filed 2001-05-14
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001.

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

                         Commission file number 0-29655


                        Alamogordo Financial Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

       United States of America                           74-2819148
----------------------------------------     -----------------------------------
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

      Consolidated Balance Sheets as of
        March 31, 2001 and June 30, 2000.......................................1

      Consolidated Statements of Income for the
        three months and nine months ended
        March 31, 2001 and 2000................................................2

      Consolidated Statements of Changes in Stockholders'
        Equity for the nine months ended
        March 31, 2001.........................................................3

      Consolidated Statements of Cash Flows for the
        nine months ended
        March 31, 2001 and 2000................................................4

      Notes to Unaudited Consolidated Financial Statements.....................5

      Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of
                Operations.....................................................7

PART II.          OTHER INFORMATION...........................................10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        Alamogordo Financial Corporation
                         Consolidated Balance Sheets at
                        March 31, 2001 and June 30, 2000
                                   (Unaudited)
                                                                      At                                    At
                                                                March 31, 2001                        June 30, 2000
                                                                --------------                        -------------
                                                                                (Dollars in thousands)
ASSETS
Cash and cash equivalents.................................      $    11,914                        $     3,159
Securities:
      Available for sale..................................            5,822                             15,468
      Held to maturity....................................            1,320                              1,837
Loans, net................................................          117,746                            116,782
Real estate owned, net....................................               58                                 52
Premises and equipment, net...............................            8,261                              8,492
Stock in Federal Home Loan Bank, at cost..................            1,503                              1,435
Accrued interest..........................................              620                                912
Deferred income taxes.....................................               --                                 27
Other assets..............................................              235                                230
                                                                -----------                        -----------
    Total assets..........................................      $   147,479                        $   148,394
                                                                ===========                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits..................................................      $   119,580                        $   116,298
Escrows...................................................              775                              1,035
Accrued interest and other liabilities....................              215                                227
Deferred income taxes.....................................              239                                 --
Advances from Federal Home Loan Bank......................               --                              5,000
Income taxes payable......................................               17                                 20
                                                                -----------                        -----------
   Total liabilities......................................          120,826                            122,580
                                                                -----------                        -----------

STOCKHOLDERS' EQUITY
Common Stock, $.10 par value,10,000,000 shares
authorized, 1,275,000 shares outstanding..................              128                                128
Additional paid-in capital................................            2,857                              2,857
Retained earnings, substantially restricted...............           23,913                             23,506
Unearned ESOP shares......................................             (236)                              (257)
Accumulated other comprehensive income....................               (9)                              (420)
                                                                -----------                        ------------
    Total stockholders' equity............................           26,653                             25,814
                                                                -----------                        -----------

Total liabilities and stockholders' equity................      $   147,479                        $   148,394
                                                                ===========                        ===========

See accompanying notes to consolidated financial statements.


                        Alamogordo Financial Corporation
                        Consolidated Statements of Income
                   For the three months and nine months ended
                             March 31, 2001 and 2000
                                   (Unaudited)


                                                            Three Months Ended             Nine Months Ended
                                                                 March 31,                     March 31,
                                                       ---------------------------    --------------------------
                                                           2001           2000            2001           2000
                                                       -----------     -----------    -----------    -----------
                                                                                  (In Thousands)

Interest income
  Interest and fees on loans.........................  $    2,251      $    2,258     $    6,777     $    6,834
  Interest on securities.............................         156             247            576            732
  Interest on mortgage-backed securities.............          40              42            121            129
  Interest on other interest earning assets..........          75             105            172            238
                                                       ----------      ----------     ----------     ----------
   Total interest income.............................       2,522           2,652          7,646          7,933

Interest expense
  Interest on deposits...............................       1,550           1,530          4,695          4,608
  Interest on FHLB and other borrowings..............           6             151            141            401
                                                       ----------      ----------     ----------     ----------
   Total interest expense ...........................       1,556           1,681          4,836          5,009
                                                       ----------      ----------     ----------     ----------
    Net interest income..............................         966             971          2,810          2,924

Provision for loan losses............................          --              --             --             --
                                                       ----------      ----------     ----------     ----------
  Net interest income, after provision for loan losses        966             971          2,810          2,924
                                                       ----------      ----------     ----------     ----------

Other income (loss)
  Service charges and fees...........................          74              64            213            159
  Gain (loss) on sale of real estate owned...........          (1)             --              3             --
  Loss on sale of securities.........................          (5)             --             (5)            --
  Gain on sale of premises and equipment.............          --              --             --             29
  Other..............................................          35              33            102            101
                                                       ----------      ----------     ----------     ----------
   Total other income................................         103              97            313            289
                                                       ----------      ----------     ----------     ----------

Other expenses
  Salaries and benefits..............................         312             324            993            981
  Occupancy .........................................         172             170            526            514
  Data processing fees...............................          69              70            202            198
  Federal insurance premiums and other insurance
    expense..........................................          16              17             49             75
  Advertising .......................................           7              18             41             72
  Other..............................................         125             116            461            438
                                                       ----------      ----------     ----------     ----------
   Total other expenses..............................         701             715          2,272          2,278
                                                       ----------      ----------     ----------     ----------
   Income before income taxes........................         368             353            851            935
                                                       ----------      ----------     ----------     ----------

Provision for income taxes...........................         128             122            308            316
                                                       ----------      ----------     ----------     ----------
   Net income........................................  $      240      $      231     $      543     $      619
                                                       ==========      ==========     ==========     ==========


Basic and diluted earnings per common share (Note 5).  $      .19                  $        .43
                                                       ==========                  ============

See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
            Consolidated Statement of Changes in Stockholders' Equity
                        Nine Months ended March 31, 2001
                                   (Unaudited)


                                                                                               Accumulated
                                                         Additional                  Unearned     Other
                                              Common      Paid-In      Retained        ESOP   Comprehensive  Total
                                               Stock      Capital      Earnings       Shares     Income     Equity
                                            ---------    ---------    ----------    ---------   --------    ------
                                                                            (In Thousands)

Balances at June 30, 2000 . . . . . . . . . $     128    $   2,857    $  23,506     $   (257)   $  (420) $  25,814

ESOP Stock note payment . . . . . . . . . .        --          --            --           21         --         21

Dividends . . . . . . . . . . . . . . . . .        --          --          (136)          --         --       (136)

Comprehensive income
      Net income.   . . . . . . . . . . . .        --          --           543           --         --        543

    Other comprehensive income, net of tax::
      Change in unrealized loss on securities
        available for sale, net of deferred
        income tax expense of $ 274 . . . .        --          --            --           --        411        411
                                                                                                          --------

    Total comprehensive income. . . . . . .                                                                    954
                                            ---------   ---------     ---------     --------   --------   --------

Balances at March 31,2001. . . . . . . . .  $     128   $   2,857     $  23,913     $   (236)  $    (9)   $ 26,653
                                            =========   =========     =========     ========   ========   ========


See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                      Consolidated Statements of Cash Flows
                    Nine months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                              Nine months ended March 31,
                                                                                 2001            2000
                                                                               --------         ------
                                                                                     (in thousands)
Cash flows from operating activities:
    Net income................................................................ $    543        $   619
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..............................................................      276            270
    Net amortization of premiums and accretion of discounts on securities.....       10            (55)
    Gain on sales of other real estate owned..................................       (3)            --
    Gain on sales of premises and equipment...................................       --            (29)
    Decrease in provision for loan losses ....................................       (9)            (2)
    Decrease in interest receivable...........................................      292            291
    Increase in other assets..................................................       (5)          (431)
    Increase (decrease) in interest payable and other liabilities.............      (12)           109
    Increase in deferred income taxes payable.................................      266             --
    Decrease in income taxes payable..........................................       (3)            --
                                                                               --------        -------
       Net cash provided by operating activities..............................    1,355            772

Cash flows from investing activities:
    Proceeds from maturities, calls, and principal payments of securities
       available-for-sale......................................................   5,098          1,183
    Proceeds from maturities and principal payments of securities
        held-to-maturity.......................................................     466          5,439
    Proceeds from sales of securities available-for-sale.......................   5,000             --
    Purchases of securities held-to-maturity...................................      --         (3,870)
    Purchases of FHLB stock....................................................     (68)           (59)
    Net increase in loans......................................................  (1,221)        (1,955)
    Purchases of loans.........................................................     (78)            --
    Proceeds from sales of premises and equipment..............................      --             74
    Purchases of premises and equipment........................................     (45)           (98)
    Net proceeds from sales of real estate owned...............................     341            158
                                                                               --------        -------
       Net cash provided by  investing activities..............................   9,493            872

Cash flows from financing activities:
    Net increase in deposits...................................................   3,282            327
    Net decrease in escrows....................................................    (260)          (225)
    Payments on advances from Federal Home Loan Bank...........................  (5,000)        (3,000)
    Cash dividends paid on common stock........................................    (136)            --
    ESOP stock note payment....................................................       21            --
                                                                                --------       -------
       Net cash used in financing activities................................... $ (2,093)     $ (2,898)
                                                                                ---------     ---------

Net increase (decrease) in cash and cash equivalents........................... $  8,755      $ (1,254)

Cash and cash equivalents, beginning of year...................................    3,159         8,472
                                                                                --------       -------

Cash and cash equivalents, end of year......................................... $ 11,914      $  7,218
                                                                                ========      ========

Noncash investing and financing activities:
    Transfers of loans to real estate owned.................................... $    398      $    209

Supplemental disclosures of cash flow information:
    Income taxes paid.......................................................... $    320      $    294
    Interestpaid...............................................................    4,872         5,055

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


1.       Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Alamogordo Financial Corporation (the "Company"), its wholly owned subsidiary, Alamogordo Federal Savings and Loan Association (the "Bank"), and Space Age City Service Corporation, a wholly owned subsidiary of the Bank. The financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter ended March 31, 2001 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2001.

     The interim unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements of Alamogordo Financial for the fiscal year ended June 30, 2000, included in the Company's 2000 Annual Report.

2.       Reclassification of Prior Year's Statements

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                            Three Months Ended                 Nine Months Ended
                                                 March 31,                          March 31,
                                          2001              2000              2001             2000
                                        ---------         --------         ---------         --------
                                                                (In Thousands)

Balance at beginning of period.......   $     414         $    469         $     419         $    472
Provision for loan losses............          --               --                --               --
Charge-offs..........................          (4)              (1)               (9)             (12)
Recoveries...........................          --                2                --               10
                                        ---------         --------         ---------         --------
Balance at end of period.............   $     410         $    470         $     410         $    470
                                        =========         ========         =========         ========


4.       Comprehensive Income

     Alamogordo Financial has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, Alamogordo Financial's total comprehensive income was $954 and $434 for the nine months ended March 31, 2001 and 2000, respectively, and $337 and $172 for the three months ended March 31, 2001 and 2000, respectively. The difference between Alamogordo Financial's net income and total comprehensive income for these periods equals the change in the after-tax net unrealized gain or loss on securities available for sale during the applicable periods. Accumulated other comprehensive income (loss) in the consolidated statements of financial condition represents the after-tax net unrealized gain (loss) on securities available for sale as of March 31, 2001 and June 30, 2000.

5.       Earnings per Common Share

     The Company completed a public stock offering on May 16, 2000, issuing an additional 1,274,900 shares of its $.10 per value common stock. As a result, earnings per share ("EPS") data is presented herein only for periods subsequent to that date. EPS of $.19 is calculated based on the net income for the three months ended March 31, 2001 divided by the number of shares outstanding at March 31, 2001 of 1,251,438(1,275,000 less 23,562 shares held in trust for the ESOP
Plan). EPS of $.43 is calculated based on the net income for the nine months ended March 31, 2001 divided by the number of shares outstanding at March 31, 2001 of 1,251,438.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition at March 31, 2001 and June 30, 2000

     Alamogordo Financial's total assets decreased by $915,000, or .6%, to $147.5 million at March 31, 2001, from $148.4 million at June 30, 2000. The decrease resulted primarily from a decrease in securities,, partially offset by an increase in cash and cash equivalents and loans receivable. Securities, including mortgage-backed securities, decreased by $10.2 million, or 59.0%, to $7.1 million from $17.3 million as a result of maturities, repayments, calls, and sales. Cash and cash equivalents increased by $8.7 million, or 271.9 %, to $11.9 million from $3.2 million primarily due to the proceeds from securities and an increase in deposits, partially offset by the payoff of advances from Federal Home Loan Bank and the funding of new loans. Loans receivable increased by $1.0 million, or .9%, to $117.8 million from $116.8 million as a result of new loan originations surpassing principal repayments and loan payoffs.

     Total deposits increased by $3.3 million, or 2.8%, to $119.6 million at March 31, 2001 from $116.3 million at June 30, 2000. The increase resulted from a $1.1 million, or 6.5%, increase in transaction and savings deposits to $17.9 million from $16.8 million, a $1.4 million, or 1.4%, increase in term certificates to $98.9 million from $97.5 million, and a $700,000, or 35.0%, increase in non-interest-bearing deposits to $2.7 million from $2.0 million. Total borrowings decreased by $5.0 million as a result of the payoff of advances from Federal Home Loan Bank.

     Equity increased by $839,000, or 3.3%, to $26.7 million from $25.8 million primarily due to earnings over the period, and a $411,000 increase in accumulated other comprehensive income related to unrealized gains on securities available for sale. As of March 31, 2001, Alamogordo Federal had $24.4 million of tangible capital or 16.6% of tangible assets, $24.4 million of core capital or 16.6% of total adjusted assets, and $24.8 million of risk-based capital or 32.9% of risk-weighted assets.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2001 and
2000

     General. Net income increased by $9,000, or 3.9%, to $240,000 for the three months ended March 31, 2001, from $231,000 for the three months ended March 31, 2000. The increase resulted from an increase in other income and a decrease in other expenses, partially offset by a decrease in net interest income and an increase in the provision for income taxes.

     Interest Income. Interest income decreased by $130,000, or 4.9%, to $2.52 million for the three months ended March 31, 2001 from $2.65 million for three months ended March 31, 2000. The decrease primarily resulted from a decrease in interest on securities and other interest earning assets. Interest and fees on loans receivable remained stable at $2.3 million, as a $2.5 million, or 2.1%, decrease in the average balance of loans receivable to $114.5 million from $117.0 million was offset by a 15 basis point increase in the average yield on the loan portfolio to 7.86% from 7.71%. The decrease in the average balance of loans receivable resulted from a decrease in mortgage loans partially offset by an increase in consumer and other loans. The increase in the average yield resulted from the origination of higher yielding consumer and other loans and an increase in deferred loan fee income. Interest on securities, including mortgage-backed securities, decreased by $93,000, or 32.2%, to $196,000 from $289,000. This decrease resulted from a $6.3 million, or 31.6%, decrease in the average balance of securities and a 5 basis point decrease in the average yield on securities. Interest on other interest earning assets decreased by $30,000, or 28.6%, to $75,000 from $105,000. This decrease resulted from a $1.9 million, or 29.4% decrease in the average balance of other interest earning assets, the effects of which were partially offset by an increase in the average yield of 8 basis points.

     Interest Expense. Interest expense on deposits increased by $20,000, or 1.3%, to $1.55 million for the three months ended March 31, 2001 from $1.53 million for the three months ended March 31, 2000. Interest expense on transaction and savings accounts decreased to $104,000 from $113,000, as the average balance decreased to $17.4 million from $18.2 million, and the average cost decreased to 2.39% from 2.48% as a result of a general decrease in shorter-term market rates of interest. Interest expense on certificate accounts increased by $29,000, to $1.45 million from $1.42 million, as the average cost increased by 45 basis points to 5.98% from 5.53%, and was partially offset by a $5.7 million decrease in the average balance to $96.8 million from $102.5 million. Interest expense on borrowings decreased by $145,000, to $6,000 from $151,000, as the average cost decreased by 129 basis points to 4.83% from 6.12%, and the average balance decreased to $497,000 from $9.9 million.

     Net Interest Income. Net interest income decreased by $5,000 or .5%, to $966,000 for the three months ended March 31, 2001 from $971,000 for the three months ended March 31, 2000. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest- bearing liabilities, decreased by 8 basis points to 2.18% from 2.26%.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending the levels of nonperforming and other classified loans. Based on our evaluation of these factors, and based on loan allowance charge-offs of $4,000 for the three months ended March 31, 2001, and recoveries of $2,000 and charge-offs of $1,000 for the three months ended March 31, 2000, we made no provision for loan losses. The allowance for loan losses decreased to $410,000, or 67.3% of total nonperforming loans at March 31, 2001 from $419,000, or 58.7% of total nonperforming loans at June 30, 2000. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses at March 31, 2001 and June 30, 2000 was adequate.

     Other Income. Total other income increased by $6,000, or 6.2%, to $103,000 from $97,000. Service charges and fees increased by $10,000 primarily due to deposit account service charges, loan late charges, and credit card commissions. Loss on sale of securities totaled $5,000 for the three months ended March 31, 2001 as compared to no loss for the previous period as the result of the sale of a security.

     Other Expense. Total other expense decreased by $14,000, or 2.0%, to $701,000 for the three months ended March 31, 2001 from $715,000 for the three months ended March 31, 2000. Salaries and benefits expense decreased by $12,000, advertising expense decreased by $11,000, and other expense increased by $9,000. In aggregate, other expense decreased by $20,000, pursuant to an expense sharing agreement entered into between the Company and AF Mutual Holding Company. The Company is a majority owned subsidiary of AF Mutual Holding Company.

     Provision for Income Taxes. The provision for income taxes increased to $128,000, or 34.8% of net income before income taxes, from $122,000, or 34.6% of net income before income taxes. The increase in the provision resulted from an increase in net income before income taxes. The increase in effective tax rate resulted from a decrease in income from tax-exempt securities and other changes in deferred tax items.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2001 and
2000

     General. Net income decreased by $76,000, or 12.3%, to $543,000 for the nine months ended March 31, 2001, from $619,000 for the nine months ended March 31, 2000. The decrease resulted from a decrease in net interest income, partially offset by an increase in other income, a decrease in other expense, and a decrease in the provision for income taxes.

     Interest Income. Interest income decreased by $287,000, or 3.6%, to $7.6 million for the nine months ended March 31, 2001 from $7.9 million for the nine months ended March 31, 2000. Interest and fees on loans receivable decreased by $57,000, or .8%. The decrease resulted from a $2.0 million, or 1.7%, decrease in the average balance of loans receivable to $115.0 million from $117.0 million, partially offset by a 7 basis point increase in the average yield on the loan portfolio to 7.86% from 7.79%. Interest on securities, including mortgage-backed securities, decreased by $164,000, or 19.0%, to $697,000 from $861,000. This decrease resulted from a $4.1 million, or 20.5%, decrease in the average balance of securities, partially offset by a 10 basis point increase in the average yield on securities. Interest on other interest earning assets decreased by $66,000, or 27.7%, to $172,000 from $238,000. This decrease resulted from a $1.8 million, or 38.5% decrease in the average balance of other interest earning assets, the effects of which were partially offset by an increase in the average yield of 116 basis points.

     Interest Expense. Interest expense on deposits increased by $87,000, or 1.9%, to $4.7 million for the nine months ended March 31, 2001 from $4.6 million for the nine months ended March 31, 2000. Interest expense on transaction and savings accounts increased to $368,000 from $310,000, as the average cost increased to 2.89% from 2.28%, and was partially offset by a decrease in the average balance of $1.1 million, or 6.1%, to $17.0 million from $18.1 million. Interest expense on certificate accounts increased by $29,000, to $4.32 million from $4.3 million, as the average cost increased by 39 basis points to 6.01% from 5.62%, and was partially offset by a $6.0 million decrease in the average balance to $96.0 million from $102.0 million. Interest expense on borrowings decreased by $260,000, to $141,000 from $401,000, as the average balance decreased to $2.9 million from $10.0 million, partially offset by an increase in the average cost of 118 basis points to 6.51% from 5.33%.

     Net Interest Income. Net interest income decreased by $114,000, or 3.9%, to $2.8 million for the nine months ended March 31, 2001 from $2.9 million for the nine months ended March 31, 2000. The net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, decreased by 27 basis points to 2.06% from 2.33%.

     Provision for Loan Losses. Based on the factors described above, and based on loan allowance charge- offs of $9,000 for the nine months ended March 31, 2001, and recoveries of $10,000 and charge-offs of $12,000 for the nine months ended March 31, 2000, we made no provision for loan losses in either period. Management believes that the allowance for loan losses at March 31, 2001 was adequate.

     Other Income. Total other income increased by $24,000, or 8.3%, to $313,000 from $289,000. Service charges and fees increased by $54,000 primarily due to ATM fee income and deposit account service charges. Gain on sale of real estate owned totaled $3,000 for the nine months ended March 31, 2001, as compared to no gain for the previous period as a result of the sale of real estate owned. Loss on sale of securities totaled $5,000 for the nine months ended March 31, 2001 as compared to no loss for the previous period. Gain on sale of premises and equipment totaled $29,000 for the nine months ended March 31, 2000, as compared to no gain for the current period.

     Other Expenses. Total other expense decreased by $6,000, or .3%, to $2.27 million for the nine months ended March 31, 2001 from $2.28 million for the nine months ended March 31, 2000. Salaries and benefits expense increased by $12,000, occupancy expense increased by $12,000, and other expense increased by $23,000. Federal insurance premiums and other insurance expense decreased $26,000, primarily due to the fact that the FDIC assessment rate for SAIF-insured institutions was lowered effective January 1, 2000. Advertising expense decreased by $31,000 primarily due to additional marketing programs in the previous period. In aggregate, other expense decreased by $60,000, pursuant to an expense sharing agreement entered into between the Company and AF Mutual Holding Company. The Company is a majority owned subsidiary of AF Mutual Holding Company.

     Provision for Income Taxes. The provision for income taxes decreased to $308,000, or 36.2% of net income before income taxes, from $316,000, or 33.8% of net income before income taxes. The decrease in the provision resulted from a decrease in net income before income taxes. The increase in effective tax rate resulted from a decrease in income from tax-exempt securities and other changes in deferred tax items.

Liquidity

     Alamogordo Federal is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Alamogordo Federal's liquidity ratio averaged 11.31% during the quarter ended March 31, 2001, and was
11.00 % at March 31, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

          Dividends on Common Stock

               On April 19, 2001, the Company declared a quarterly cash dividend of $.17 per share. The dividends are payable to stockholders of record as of April 1, 2001, and will be paid on May 4, 2001. AF Mutual Holding Company, which owns 918,000 shares of stock in the Company, waived receipt of $.1375 per share of its quarterly dividend, thereby reducing the actual dividend payout to $90,525.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                           Alamogordo Financial Corporation


Date: May 11, 2001         By:      /s/ R. Miles Ledgerwood
                                    --------------------------------------------
                                    R. Miles Ledgerwood
                                    President and Chief Executive Officer



Date: May 11, 2001         By:      /s/ Norma J. Clute
                                    --------------------------------------------
                                    Norma J. Clute
                                    CFO and Treasurer