Form 10KSB
period 2001-06-30
ALAMOGORDO FINANCIAL CORP
filed 2001-09-28
CIK 1100542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the fiscal year ended June 30, 2001

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ______ to _______.

                        Commission file number: 000-29655

                           Alamogordo Financial Corp.
                 (Name of Small Business Issuer in Its Charter)

             Federal                                    74-281948
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

         500 10th Street
     Alamogordo, New Mexico                               88310
 (Address of Principal Executive                       (Zip Code)
            Offices)

Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock par value $.10 per share
                                (Title of Class)

                                 (505) 437-9334
                (Issuer's Telephone Number, Including Area Code)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                 No

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |__|

        The Issuer's revenues for the fiscal year ended June 30, 2001 were $10 million.

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the OTS Bulletin Board on September 15, 2001 was approximately $5.6 million.

        The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of September 15, 2001 was 1,292,317.

                       Documents Incorporated by Reference

        The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the Alamogordo Financial Corp. Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

II. Portions of the Alamogordo Financial Corp. 2001 Annual Report are incorporated by reference into certain items of Part II.

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




Lending Activities

        Loan Portfolio Composition. At June 30, 2001, we had total loans of $125.1 million, of which $108.7 million, or 87%, were one- to four-family residential mortgages. The remainder of our mortgage loans at June 30, 2001, consisted of multi-family and nonresidential, land and construction loans. In addition, we originate consumer and other loans including second mortgage loans, consumer loans, commercial business loans, and deposit account loans. As of June 30, 2001, $5.8 million, or 4.7%, of our total loans have adjustable rates of interest.

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

                                               June 30,
                              -------------------------------------------------------------
                                    2001                  2000                 1999
                              ------------------    ------------------    -----------------
                              Amount     Percent    Amount     Percent    Amount    Percent
                              ------     -------    ------     -------    ------    -------
                                                 (Dollars in Thousands)
Mortgage loans:
 One- to four-family.......  $108,661     86.9%    $104,587      87.9%  $106,286      88.7%
 Multifamily and
  nonresidential...........    8,816       7.0        7,410       6.2      8,109       6.8
 Construction..............      291       0.2          260       0.2        807       0.7
 Land......................      364       0.3          531       0.5         42        --
  Total mortgage loans.....  118,132      94.4      112,788      94.8    115,244      96.2


Consumer and other loans:
 Second mortgage...........    2,008       1.6%     1,830         1.5     1,326        1.1
 Consumer..................    1,503       1.2      1,347         1.1     1,271        1.1
 Commercial business.......    1,996       1.6      1,362         1.2       511        0.4
 Deposit account...........    1,471       1.2      1,693         1.4     1,436        1.2
  Total consumer and
   other loans.............    6,978       5.6      6,232         5.2     4,544        3.8

   Total loans.............  125,110     100.0%   119,020       100.0%  119,788      100.0%

Less:
 Loans in process..........   (1,136)              (1,291)               (2,825)
 Deferred fees and
   discounts...............     (570)                (528)                 (541)
 Allowance for losses......     (409)                (419)                 (473)
  Total loans receivable,
   net..................... $122,995             $116,782              $115,949


        Loan Maturity Schedules. The following table sets forth the dollar amounts of fixed- and adjustable-rate loans at June 30, 2001 that are contractually due after June 30, 2002.


                                           Fixed       Adjustable        Total
                                                      (In thousands)

Mortgage loans:
  One- to four-family................  $  98,932        $   4,993     $ 103,925
  Multifamily and nonresidential.....      6,987              837         7,824
  Construction.......................         --               --            --
  Land...............................        342               --           342
Consumer and other loans.............      4,583               --         4,583
Add back: Loans in process...........      1,136               --         1,136
Total loans due after one year.......  $ 111,980        $   5,830       117,810

        Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 2001 regarding the dollar amount of loans maturing in Alamogordo Financial's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans and loans with no stated maturity are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.

                                              Multifamily and
                        One- to Four-Family   Nonresidential     Construction        Land        Consumer and Other        Total
                        -------------------  -----------------  ---------------  -------------   ------------------  ---------------
                                  Weighted           Weighted          Weighted        Weighted           Weighted          Weighted
                                   Average           Average            Average         Average            Average           Average
                          Amount    Rate      Amount   Rate      Amount   Rate   Amount  Rate    Amount      Rate     Amount   Rate
                          ------   -------    ------  ------     ------  ------ ------ ------   ------     ------     ------  ------

                                                                          (Dollars in Thousands)

Due During Years
Ending June 30,
2002 (1)............     $ 3,647     7.68%   $  978    8.37%    $   260  8.75%   $  21  11.07%  $ 2,394     8.65%    $  7,300  8.14%
2003................       3,723     7.64       504    8.32          --    --      196   9.30     1,088     8.90        5,511  8.11
2004................       3,973     7.62       488    8.30          --    --       16   9.37       857     9.01        5,334  8.07
2005 and 2006.......       8,197     7.62     1,709    8.47          --    --      117   9.66     1,476     9.12       11,499  8.05
2007 to 2011........      20,590     7.57     4,311    8.18          --    --        1   7.27       875     9.12       25,789  7.87
2012 to 2026........      58,262     7.50       813    8.16          --    --        1   9.73       286     9.14       59,362  7.66
2027 and following..       9,179     7.47        --      --          --    --       --     --        --       --        9,179  7.71
Add back: loans
 in process.........       1,090      --         13      --          31    --       --     --         2       --        1,136    --

Total loans.........    $108,661    7.47%    $8,816    8.55%    $   291  8.75%   $ 364   9.73%  $ 6,978     9.14%    $125,110  7.71%



(1) Includes demand loans, loans having no stated maturity and overdraft loans.

        One- to Four-Family Residential Real Estate Loans. We emphasize the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner, although we also offer loans secured by properties that do not serve as the primary residence of the owner. We currently hold most of the loans that we originate in our portfolio and intend to continue to do so, although in the past we have sold loans. >From time to time we purchase one- to four-family residential mortgage loans, and have purchased loans that are secured by properties that are not located in our market area. Generally, the loans that we purchase have adjustable rates of interest, and are purchased as part of our interest rate risk management strategy. As of June 30, 2001, loans secured by one- to four-family residential properties accounted for $108.7 million, or 87%, of our total loan portfolio.

        We originate a significant amount of VA guaranteed loans, that is, 30-year fixed-rate residential real estate loans that are partially guaranteed as to repayment of principal and interest by the Department of Veterans Affairs ("VA"). The Department of Veterans Affairs guarantees up to 25% of the mortgage loan principal balance against default by the borrower. VA guaranteed loans may be repaid at any time without penalty, and are assumable by another borrower at the same rate if the borrower sells a home. At June 30, 2001, $20.7 million, or
19.1 %, of our one- to four-family residential real estate loans were VA guaranteed loans.

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

        Our one- to four-family residential mortgage loan originations are generally for terms from 10 to 30 years, and amortize on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty. Except for our VA guaranteed loans, our one- to four-family residential mortgage loans customarily contain "due-on-sale" clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership of the mortgage property. Because our local economy is heavily dependent on two U.S. Government military installations located in the county, many of our borrowers are employed by the federal government in positions that require frequent relocation. When these borrowers relocate, they often sell the homes securing the loan, and prepay the mortgage loan. As a result, we believe our one- to four-family residential real estate loans, particularly our 30-year VA guaranteed loans, remain outstanding for a shorter period of time than the national average for 30-year fixed-rate one- to four-family residential real estate loans.

        We also offer adjustable-rate mortgage, or ARM, loans with a maximum term of 30 years. The adjustable-rate loans that we offer generally include limitations on the maximum increases and decreases in interest rates, and may have "teaser" rates, or relatively low initial rates of interest. We believe that adjustable-rate mortgage loans help reduce our exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. We have not originated any adjustable-rate one- to four-family residential real estate loans during the fiscal year ended June 30, 2001.

        During the fiscal year ended June 30, 2001, we purchased a $78,000 adjustable-rate loan secured by one-to four-family residential real estate located in New Mexico. During the fiscal year ended June 30, 2000 we made no adjustable-rate loan purchases. During the fiscal year ended June 30, 1999, we purchased $4.6 million of adjustable-rate loans secured by one- to four-family residential real estate located in Indiana. At June 30, 2001, our portfolio included $5.0 million of adjustable-rate one- to four-family residential mortgage loans, or 4.0% of our total loan portfolio. Almost all of the adjustable-rate loans that we currently own were purchased from another lender and are secured by real estate located outside of our market area.


        Multifamily and Nonresidential Real Estate Lending. Our multifamily and nonresidential real estate loans include real estate loans secured primarily by first liens on commercial real estate and apartment buildings. The commercial real estate properties are predominantly nonresidential properties such as office buildings, retail strip centers and more specialized properties such as churches, mobile home parks, restaurants and motel/hotels. Loans secured by commercial real estate totaled $6.7 million, or 5.3%, of our total loan portfolio as of June 30, 2001, and consisted of 28 loans outstanding with an average loan balance of approximately $238,000. Loans secured by multifamily residential real estate totaled $2.1 million, or 1.7%, of our total loan portfolio as of June 30, 2001, and consisted of four loans outstanding with an average loan balance of approximately $537,000. Substantially all of our commercial real estate and multifamily loans are secured by properties located in our primary market area. As of June 30, 2001, we had one multifamily residential real estate loan and two commercial real estate loans with balances in excess of $500,000. Each of these loans was performing in accordance with its contractual terms.

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

        Consumer and Other Loans. The Bank originates a variety of consumer and other loans, including second mortgage loans, consumer loans, deposit account loans and commercial business loans. As of June 30, 2001, consumer and other loans totaled $7.0 million, or 5.6% of the total loan portfolio. Our second mortgage loans include fixed-rate, fixed-term second mortgage and home equity loans. Our second mortgage loans are offered in amounts up to 90% of the appraised value of the property (including prior liens). Other consumer loans include primarily loans secured by personal property such as autos, recreational vehicles and boats, although we make a small number of unsecured loans that are personally guaranteed. Our procedures for underwriting consumer loans include an assessment of an applicant's credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate, such as automobiles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, the repayment of consumer loans depends on the borrower's continued financial stability, as their repayment is more likely than a single family mortgage loan to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws (including bankruptcy and insolvency laws) may limit the amount that can be recovered on such loans.

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

        The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                                     Years Ended June 30,
                                                2001         2000        1999
                                                        (In Thousands)

Loans receivable, net, at beginning
 of period.................................. $116,782     $115,949    $109,766

Loans originated:
 Mortgage loans:
  One- to four-family ......................   18,480       9,062       18,283
  Multifamily and nonresidential............    1,231         208          981
  Construction..............................    3,071       3,811       10,228
  Land......................................       91         793          146
    Total mortgage loans originated.........   22,873      13,874       29,638
 Consumer and other loans:
  Commercial................................    1,754       2,160          423
  Second mortgage, consumer and
    deposit account........................     1,810        2,838       2,593
   Total consumer and other
    loans originated.......................     3,564        4,998       3,016
Loans purchased:
 Mortgage loans:
  One- to  four-family......................       78          --        4,585
  Multifamily and nonresidential............       --          --           --
  Construction..............................       --          --           --
  Land......................................       --          --           --
   Total loans purchased....................       78          --        4,585
Loans sold:
 Mortgage loans:
  One- to  four-family......................       --          --       (1,148)
  Multifamily and nonresidential............       --          --           --
  Construction..............................       --          --           --
  Land......................................       --          --           --
   Total loans sold.........................       --          --       (1,148)

   Principal repayments.....................  (20,425)    (19,640)     (28,406)

Increase (decrease) in other items, net.....      123       1,601       (1,502)

Loans receivable, net, at end of period..... $122,995     $116,782     $115,949


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

        Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2001.

                                       Loans Delinquent For:
                       --------------------------------------------------------
                                                       90 Days and Over
                              30-89 Days             and Nonaccrual Loans         Total Delinquent Loans
                       ---------------------------   --------------------------  -------------------------
                                         Percent                        Percent                    Percent
                                         Of Loan                        Of Loan                    of Loan
                       Number   Amount   Category     Number  Amount   Category   Number  Amount  Category
                       ------   ------   --------     ------  ------   --------   ------  ------  --------
                                                     (Dollars in Thousands)

Mortgage loans:
 One- to four-family.     13    $ 767      0.71%         10  $  620       0.57%     23    $1,387    1.28%
 Multifamily and
  nonresidential.....     --       --        --           1     151       1.71       1       151    1.71
 Construction........      1       40     13.75          --      --         --       1        40   13.75
 Land................     --       --        --           1      98      26.92       1        98   26.92
Total mortgage loans.     14      807      0.68          12     869       0.74      26     1,676    1.42
Consumer and other loans:
 Second mortgage.....     --       --        --          --      --         --      --        --      --
 Consumer............      4       14      0.93          --      --       0.00       4        14    0.93
 Commercial business.     --       --        --           1      84       4.21       1        84    4.21
 Deposit account.....      1        3      0.20          --      --       0.00       1         3    0.20
  Total consumer and other
   loans.............      5       17      0.24           1      84       1.20       6       101    1.45
Total delinquent loans:   19    $ 824      0.66%         13   $ 953       0.76%     32    $1,777    1.42%

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

                                                                     June 30,
                                                          --------------------------------
                                                           2001        2000          1999
                                                          ------      ------       -------
                                                                 (Dollars in Thousands)
Non-accruing loans:
 Mortgage loans:
  One- to four-family................................   $   483      $  561        $  513
  Multifamily and nonresidential.....................       151         152            --
  Construction.......................................        --          --            19
  Land...............................................        98          --            --
 Consumer and other loans:
  Second mortgage....................................        --          --            --
  Consumer...........................................        --           1            --
  Commercial.........................................        84          --            --
  Deposit account....................................        --          --            --
    Total non-accruing loans.........................       816         714           532
Accruing loans delinquent more than 90 days:
 Mortgage loans:
  One- to four-family................................       137          --            --
  Multifamily and nonresidential.....................        --          --            --
  Construction.......................................        --          --            --
  Land...............................................        --          --            --
 Consumer and other loans:
  Second mortgage....................................        --          --            --
  Consumer...........................................        --          --            --
  Commercial.........................................        --          --            --
  Deposit account....................................        --          --            --
    Total accruing loans more than 90 days delinquent       137          --            --
Total non-performing loans...........................       953         714           532
Foreclosed assets:
 Mortgage loans:
  One- to four-family................................       133          52            --
  Multifamily and nonresidential.....................        --          --            --
  Construction.......................................        --          --            --
  Land...............................................        --          --            --
    Total foreclosed assets..........................       133          52            --
Total non-performing assets..........................   $ 1,086      $  766        $  532
 Total nonperforming assets as a percentage of
  total assets.......................................      0.74%       0.52%         0.33%
Allowance for loan losses as a percentage of
 nonperforming loans.................................     43.02%      58.68%        88.72%
Allowance for loan losses as a percentage of
 gross loans receivable..............................      0.33%       0.35%         0.39%


        For the year ended June 30, 2001 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $50,000. We recorded no income on such loans for the year ended June 30, 2001.

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

        We define the population of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. We had no loans classified as impaired at June 30, 2001.

        Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs.

        Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as securities that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management. As of June 30, 2001, we had $2.6 million of assets designated as special mention.

        When we classify assets as either substandard or doubtful, we allow for analytical purposes a portion of general valuation allowances or loss reserves to such assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off such amount. Our determination as to the classification of its assets and the amount of its valuation allowance is subject to review by regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews Alamogordo Federal's asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of Alamogordo Federal's assets at June 30, 2001, classified assets consisted of substandard assets of $1.0 million. There were no assets classified as doubtful or loss at June 30, 2001.

        Allowance for Loan Losses. The following table sets forth activity in Alamogordo Federal's allowance for loan losses and other ratios at or for the dates indicated.

                                                     Years Ended June 30,
                                                2001         2000        1999
                                                      (Dollars In Thousands)

Balance at beginning of period............   $    419     $   472      $   486

Charge-offs:
 Mortgage loans:
   One- to four-family....................          5          11            9
   Multifamily and nonresidential.........         --          --           --
   Construction...........................         --          --           --
   Land...................................         --           --          --
 Consumer and other loans:
   Second mortgage........................         --          --            5
   Consumer...............................          4           2           --
   Commercial.............................         --          --           --
   Deposit account........................         --          --           --
 Real estate held for investment..........         --          --           --
     Total charge-offs....................          9          13           14

Recoveries:
 Mortgage loans:
   One- to four-family....................         --           8           --
   Multifamily and nonresidential.........         --          --           --
   Construction...........................         --          --           --
   Land...................................         --           --          --
 Consumer and other loans:
   Second mortgage........................         --           2           --
   Consumer...............................         --          --           --
   Commercial ............................         --          --           --
   Deposit account........................         --          --           --
 Real estate held for investment..........         --          --           --
     Total recoveries.....................         --          10           --

Net charge-offs...........................          9           3           14
Credit for loan losses....................         --         (50)          --
Balance at end of period..................   $    410     $   419      $   472

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period........................      0.008%      0.003%       0.012%

Ratio of net charge-offs during the period to
 average non-performing assets............      1.241%      0.619%       2.042%


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


                                                                    June 30,
                        ------------------------------------------------------------------------------------------------
                                    2001                              2000                             1999
                        -----------------------------    ------------------------------   ------------------------------
                                             Percent                            Percent                          Percent
                                            of Loans                           of Loans                         of Loans
                                    Loan     in Each                   Loan     in Each                 Loan     in Each
                        Amount of  Amounts  Category      Amount of   Amounts  Category    Amount of   Amounts  Category
                        Loan Loss    by     to Total      Loan Loss     by     to Total    Loan Loss     by     to Total
                        Allowance Category   Loans        Allowance  Category   Loans      Allowance  Category    Loans
                        --------- --------   -----        ---------  --------   -----      ---------  --------    -----

                                                              (Dollars in Thousands)


Mortgage loans......    $ 354    $118,132   94.42%           $ 359  $112,788     94.76%      $ 412   $115,244     96.21%
Consumer and
 other loans........       56       6,978    5.58               60     6,232      5.24          60      4,544      3.79

Total...............    $ 410    $125,110  100.00%            $419  $119,020    100.00%      $ 472   $119,788    100.00%



Investment Activities

        Alamogordo Federal is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Dallas, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, Alamogordo Federal may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like Alamogordo Federal are also required to maintain an investment in FHLB stock. Alamogordo Federal is required under federal regulations to maintain a minimum amount of liquid assets. At June 30, 2001, Alamogordo Federal's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 8.7%.

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

        The following table sets forth the composition of our investment securities, net of premiums and discounts, at the dates indicated. As of June 30, 2001, the average remaining life of our securities was 2.2 years.

                                                                  June 30,
                                        ---------------------------------------------------------
                                                2001                2000               1999
                                        -----------------   -----------------  ------------------
                                         Carrying   % of     Carrying   % of    Carrying   % of
                                          Value     Total      Value    Total     Value    Total
                                         -------   ------   --------   ------  ---------   ------
                                                      (Dollars in Thousands)
Securities held to maturity:
 U.S. government agency securities..     $  --       --%      $   --      --%   $   407     1.78%
 Securities issued by states and
   political subdivisions...........     1,175    12.79        1,626    9.68      2,747    12.05
Securities available for sale:
 U.S. government agency securities..     3,506    38.16       12,918   76.93     13,916    61.03
  Total investment securities.......     4,681    50.95       14,544   86.61     17,070    74.86
FHLB stock..........................     1,519    16.53        1,435    8.54      1,332     5.84
  Total securities and FHLB stock...     6,200    67.48       15,979   95.15     18,402    80.70
Other interest-earning assets:
 Interest-bearing deposits with banks    2,988    32.52          814    4.85      4,401    19.30
Total investment securities,
   FHLB stock and other.............    $9,188   100.00%     $16,793  100.00%   $22,803   100.00%


        The following table presents the composition of our mortgage-backed securities portfolios.

                                                                       June 30,
                                              ---------------------------------------------------------
                                                      2001                2000               1999
                                              -----------------   -----------------  ------------------
                                               Carrying   % of     Carrying   % of    Carrying   % of
                                                Value     Total      Value    Total     Value    Total
                                               -------   ------   --------   ------  ---------   ------
                                                            (Dollars in Thousands)
Mortgage-backed securities held to maturity:
 FHLMC..............................            $ 127     5.56%     $ 211    7.64%     $ 319      9.29%
Mortgage-backed securities available for sale:
 GNMA...............................              401    17.54        506   18.32        626     18.24
 FNMA...............................            1,082    47.33      1,243   45.00      1,513     44.07
 FHLMC..............................              676    29.57        802   29.04        975     28.40
  Total mortgage-backed securities..           $2,286   100.00%    $2,762  100.00%    $3,433    100.00%


        Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, carrying values, market value and weighted average yields for our investment securities at June 30, 2001.




                                        Less Than         1 to 5       5 to 10        Over
                                         1 Year           Years         Years       10 Years     Total Investment Securities
                                       -----------     -----------   -----------  -----------    ---------------------------
                                        Carrying        Carrying       Carrying    Carrying       Carrying          Market
                                          Value          Value          Value       Value          Value            Value
                                       -----------     -----------   -----------  -----------    ----------      -----------
                                                          (Dollars in Thousands)

U.S. government agency securities...    $  --           $ 3,506         $  --      $   --          $ 3,506         $ 3,506
Mortgage-backed securities..........      127                --            --       2,159            2,286           2,285
Securities issued by states and
 political subdivisions............       450               725            --          --            1,175           1,187
Equity securities...................       --                --            --          --               --               8

Total securities....................    $ 577           $ 4,231         $  --      $2,159          $ 6,967         $ 6,986

Weighted average yield..............     4.64%             5.46%           --%       6.16%            5.60%



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

        Deposit Activity. The following table sets forth Alamogordo Financial's savings flows during the periods indicated.

                                               Years Ended June 30,
                                           ---------------------------------
                                              2001        2000       1999
                                           ---------   ---------   ---------
                                                (Dollars in Thousands)

Opening balance........................    $116,298     $122,460    $126,659
Deposits...............................     249,686      223,173     159,824
Withdrawals............................    (253,992)    (235,550)   (170,637)
Interest credited......................       6,265        6,215       6,614
Ending balance.........................    $118,257     $116,298    $122,460

Net increase (decrease)................    $  1,959     $ (6,162)   $ (4,199)

Percent increase (decrease)............        1.68%       (5.03)%     (3.32)%


        Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                 June 30,
                                        -----------------------------------------------------------------------------
                                                 2001                           2000                     1999
                                        ----------------------          --------------------      -------------------
                                         Amount        Percent          Amount       Percent      Amount      Percent
                                        -------        -------          ------       -------      ------      -------
                                                          (Dollars in Thousands)

Transaction and savings deposits:
 Demand and NOW (0% to 2.60%)......     $8,633          7.30%          $ 7,172         6.17%      $ 6,668       5.44%
 Money market (0% to 3.75%)........      6,293          5.32             6,790         5.84         8,229       6.72
 Savings deposits (0% to 3.00%)....      5,040          4.26             4,862         4.18         5,066       4.14
  Total transaction and
    savings deposits...............     19,966         16.88            18,824        16.19        19,963      16.30

Term certificates:
 0.00 - 4.00%......................      1,781          1.51                 4           --           887       0.72
 4.01 - 5.00%......................     17,518         14.81            10,067         8.66        27,281      22.28
 5.01 - 6.00%......................     29,475         24.92            41,973        36.09        35,965      29.37
 6.01 - 7.00%......................     48,437         40.96            37,836        32.53        29,912      24.42
 7.01 and above....................      1,080          0.92             7,594         6.53         8,461       6.91
  Total term certificates..........     98,291         83.12            97,474        83.81       102,506      83.70
Total deposits.....................   $118,257        100.00%         $116,298       100.00%     $122,469     100.00%


        Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of June 30, 2001.

                         More Than       More Than      More Than      More Than              Percent
                        4.0% to 5.0%    5.0% to 6.0%   6.0% to 7.0%      7.0%      Total      of Total
                        ------------    ------------   ------------    ---------   -----      --------
                             (Dollars in Thousands)
Quarter Ending:

September 30, 2001..      2,909             3,895          7,114           626     14,544       14.80%
December 31, 2001...      4,446             2,867          6,217            --     13,530       13.77
March 31, 2002......        249             5,085          3,574            --      8,908        9.06
June 30, 2002.......      2,922             2,335          3,884            --      9,141        9.30
September 30, 2002..         --             1,693          3,945            --      5,638        5.74
December 31, 2002..         337             1,978          3,310            --      5,625        5.72
March 31, 2003.....          83             3,591          2,464            --      6,138        6.24
June 30, 2003......         516               488          2,602            --      3,606        3.67
September 30, 2003.          --             1,382          2,384            --      3,766        3.83
December 30, 2003..          --             1,016          1,266            --      2,282        2.32
March 31, 2004 ....          --             2,340          2,528            --      4,868        4.95
Thereafter.........       2,177             3,195         14,319           554     20,245       20.60
  Total............     $13,639           $29,865        $53,607        $1,180    $98,291      100.00%

  Percent of total        13.88%            30.38%         54.54%         1.20%    100.00%


        Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of June 30, 2001.

                                                                      Maturity
                                              -------------------------------------------------------
                                                            Over        Over
                                               3 Months    3 to 12    12 to 36    Over
                                               or Less     Months      Months   36 Months     Total
                                              ---------   --------   ---------  ---------   ---------

Certificates of deposit less than $100,000.    $ 9,969    $22,867   $ 30,218   $ 8,435    $ 71,489
Certificates of deposit of $100,000 or more.     3,076      6,910      8,111     5,405      23,502
Deposits from governmental and other
 public entities............................     1,500      1,800         --        --       3,300
Total certificates of deposit...............   $14,545    $31,577    $38,329  $ 13,840     $98,291


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

        The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                                     Years Ended June 30,
                                                ------------------------------
                                                2001         2000        1999
                                                -----       ------      ------
                                                        (In Thousands)
Maximum balance:
  FHLB advances.........................     $  7,000     $10,000      $10,000
  Other borrowings......................           --          --          151

Average balance:
  FHLB advances.........................     $  2,165     $ 8,840      $10,000
  Other borrowings......................           --          --           75


        The following table sets forth certain information as to our borrowings at the dates indicated.

                                                                        June 30,
                                                            -------------------------------
                                                             2001        2000         1999
                                                            ------      ------       ------
                                                                     (In Thousands)

FHLB advances.........................................    $    --      $ 5,000     $10,000
Other borrowings......................................         --           --          --
Total borrowings......................................    $    --      $ 5,000     $10,000

Weighted average interest rate of FHLB advances.......        n/a         6.69%       4.81%

Weighted average interest rate of other borrowings....        n/a          n/a         n/a


Subsidiary Activities

        Alamogordo Financial has no direct subsidiaries other than Alamogordo Federal. As a federally chartered savings association, Alamogordo Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. Alamogordo Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At June 30, 2001, Alamogordo Federal had one subsidiary, Space Age City Service Corporation. Alamogordo Federal's investment in its subsidiary was $178,000 as of June 30, 2001. As of June 30, 2001, Alamogordo Federal had an outstanding note receivable from Space Age City Service Corporation of $112,000. The subsidiary has been involved in a real estate development project for the purpose of development of real estate lots. As of June 30, 2001, Space Age City Service Corporation owns real estate it values at approximately $215,000. Gross rental income from its investment amounted to $5,000 for the fiscal year ended June 30, 2001.

Competition

 ........We face intense competition both in making loans and attracting deposits. New Mexico, and Otero County have a high concentration of financial institutions, many of which are branches of large money center and regional banks which have resulted from the consolidation of the banking industry in New Mexico and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide. Moreover, many of our competitors offer services through the internet, which we do not offer, and many larger institutions that do not have a physical presence in our market area compete with us through the use of the Internet.

 ........Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage and investment banking firms. Our most direct competition for deposits has historically come from credit unions, commercial banks and savings and loan associations. We face additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds, and insurance companies.

Personnel

        As of June 30, 2001, we had 43 full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

                                   REGULATION

General

        Alamogordo Federal is regulated, examined and supervised by the OTS, as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended and, in certain respects, the Federal Deposit Insurance Act and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, Alamogordo Federal's relationship with its depositors and borrowers is also regulated to a great extent, especially in matters such as the ownership of deposit accounts and the form and content of Alamogordo Federal's mortgage documents. Alamogordo Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review Alamogordo Federal's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on Alamogordo Federal and its operations.

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

        Currently, the qualified thrift lender test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities where the mortgages are secured by domestic residential housing or manufactured housing; Federal Home Loan Bank stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test based on an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of goodwill and other intangible assets, property used by the savings institution to conduct its business, and liquid assets up to 20% of the institution's total assets. At June 30, 2001, Alamogordo Federal was in compliance with the qualified thrift lender test.

        Capital Requirements. Federal regulations require a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

        OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less any intangible assets, except for certain qualifying intangible assets; certain mortgage servicing rights; and equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and non-includable subsidiaries.

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

        The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would face a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets, or the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines of the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is exempt from the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the calculated interest rate risk component, as calculated by the OTS, overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the amount as calculated by the OTS. The OTS has postponed the date that the component will first be deducted from an institution's total capital. As of June 30, 2001, Alamogordo Federal was in compliance with all regulatory capital requirements.

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

Loans to One Borrower

        Savings institutions are generally required to follow the national bank limit on loans to one borrower. Generally, this limit is 15% of its unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. As of June 30, 2001, Alamogordo Federal was in compliance with all loans to one borrower limitations. See "Business of Alamogordo Financial Corporation--Lending Activities" for further information.

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

Transactions with Affiliates

        Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the Home Owners Loan Act. Generally, Sections 23A and 23B limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of the institution's capital and surplus and place an aggregate limit on all transactions with affiliates to an amount equal to 20% of capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

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

Item 2..Properties

Properties

        We conduct our business through our administrative office and one branch office. We own our administrative office building, and lease our branch office facility. Our administrative offices are located at 500 10th Street, Alamogordo, New Mexico. Our branch office is located at 233 New York Street, Alamogordo, New Mexico. Our premises and equipment had a net book value of $___ million as of June 30, 2001. We believe that our current facilities are adequate to meet our present needs.

Item 3..Legal Proceedings

        We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4..Submission of Matters to a Vote of Security Holders

        Not applicable.
                                            PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

        Information included in the 2001 Annual Report to Shareholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Information included in the 2001 Annual Report to Shareholders is herein incorporated by reference.

Item 7. Financial Statements

        Information included in the 2001 Annual Report to Shareholders is herein incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                           PART III

Item 9. Directors and Officers of the Registrant

        Information included in the Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation

        Information included in the Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        Information included in the Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

        Information included in the Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

                                            PART IV

Item 13. Exhibits and Reports on Form 8-K

        (a) The following documents appear in sections of the Registrant's 2001 Annual Report to Shareholders under the same caption, and are incorporated herein by reference. No other sections of the 2001 Annual Report to Shareholders are incorporated herein by this reference.

(2)     Report to Shareholders

(2)     Selected Financial and Other Data
(3) Managements Discussion and Analysis of Financial Condition and Results of Operations
(4)     Independent Auditors' Report
(5)     Consolidated Financial Statements
               (i)    Consolidated Balance Sheets
               (ii)   Consolidated Statements of Income
               (iii)  Consolidated Statements of Changes in Equity
               (iv)   Consolidated Statements of Cash Flows
               (v)    Notes to Consolidated Financial Statements
(6)     Corporate Information
        (b)    The following exhibits are filed as part of this report.
       3.1     Certificate of Incorporation of Alamogordo Financial Corp.*
       3.2     Bylaws of Alamogordo Financial Corp.*
       4.0     Stock Certificate of Alamogordo Financial Corp.*
    10.1       Alamogordo Financial Corp. Employee Stock Ownership Plan
               and Trust**
    13         Alamogordo Financial Corp.  2001 Annual Report to Shareholders
        (c)                  Reports on Form 8-K
                                            None

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


                                                   ALAMOGORDO FINANCIAL CORP.


Date:  9-25-01                              By:    /s/ R. Miles Ledgerwood
                                                   R. Miles Ledgerwood
                                                   President


        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/ R. Miles Ledgerwood               By:    /s/ Norma J. Clute
      ------------------------------               -----------------------------
      R. Miles Ledgerwood, President               Norma J. Clute, Chief
      and Director                                 Financial Officer and
      (Principal Executive Officer)                 Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)

Date: 9-25-01                               Date:  9-25-01



By: /s/ Robert W. Hamilton                  By:    /s/ S. Thomas Overstreet
    ------------------------------                 -----------------------------
    Robert W. Hamilton,                            S. Thomas Overstreet,
    Chairman of the Board                          Director and Vice Chairman
Date: 9-25-01                               Date:  9-25-01



By: /s/ Jimmie D. Randall                   By:    /s/ Earl E. Wallin
    ------------------------------                 -----------------------------
    Jimmie D. Randall, Director                    Earl E. Wallin, Director

Date: 9-25-01                               Date:  9-25-01