Form 10QSB
period 2001-09-30
ALAMOGORDO FINANCIAL CORP
filed 2001-11-14
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[   X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

                         Commission file number 0-29655


                        Alamogordo Financial Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

        United States of America                              74-2819148
 ------------------------------------------------- -----------------------------
    (State or other jurisdiction                            (IRS Employer
 of incorporation or organization)                       Identification Number)

                  500 10th Street, Alamogordo, New Mexico 88310
                    (Address of principal executive offices)

                                 (505) 437-9334
                            Issuer's telephone number
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 9, 2001, the Company had 1,292,317 shares of common stock outstanding, par value $.10 per share.

   Transitional Small Business Disclosure Format (check one): Yes / / No /x/

                        ALAMOGORDO FINANCIAL CORPORATION

                                      INDEX

                                                                            Page

PART I.    FINANCIAL INFORMATION

           Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets as of
             September 30, 2001 and June 30, 2001..............................1

           Consolidated Statements of Income for the
             three months ended
             September 30, 2001 and 2000.......................................2

           Consolidated Statements of Changes in Equity
             for the three months ended
             September 30, 2001................................................3

           Consolidated Statements of Cash Flows for the
             three months ended
             September 30, 2001 and 2000.......................................4

           Notes to Unaudited Consolidated Financial Statements................5

           Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations.................................................7

PART II.   OTHER INFORMATION...................................................9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Alamogordo Financial Corporation
                         Consolidated Balance Sheets at
                      September 30, 2001 and June 30, 2001
                                   (Unaudited)
                                                                      At                                    At
                                                              September 30, 2001                    June 30, 2001
                                                              ------------------                    ---------------
                                                                               (Dollars in thousands)
ASSETS
Cash and cash equivalents.................................      $    20,248                        $     5,724
Securities:
      Available for sale..................................            4,054                              5,665
      Held to maturity....................................              725                              1,302
Loans, net................................................          121,379                            122,995
Real estate owned, net....................................              254                                133
Premises and equipment, net...............................            8,104                              8,184
Stock in Federal Home Loan Bank, at cost..................            1,533                              1,519
Accrued interest..........................................              706                                781
Income taxes receivable...................................               --                                15
Other assets..............................................              348                                261
                                                                -----------                        -----------
    Total assets..........................................      $   157,351                        $   146,579
                                                                ===========                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits..................................................      $   128,488                        $   118,257
Escrows...................................................            1,323                              1,063
Accrued interest and other liabilities....................              270                                210
Deferred income taxes.....................................              226                                  232
Income taxes payable......................................               75                                 --
                                                                -----------                        -----------
   Total liabilities......................................          130,382                            119,762
                                                                -----------                        -----------

STOCKHOLDERS' EQUITY
Common Stock, $.10 par value ,10,000,000 shares
authorized, 1,275,000 shares outstanding..................              128                                128
Additional paid-in capital................................            3,177                              3,187
Retained earnings, substantially restricted...............           24,212                             24,071
Unearned ESOP shares and stock awards.....................             (542)                              (559)
Accumulated other comprehensive loss......................               (6)                               (10)
                                                                ------------                       ------------
    Total stockholders' equity............................           26,969                             26,817
                                                                -----------                        -----------

Total liabilities and stockholders' equity................      $   157,351                        $ 146,579
                                                                ===========                        =========

See accompanying notes to consolidated financial statements.



                        Alamogordo Financial Corporation
                        Consolidated Statements of Income
                           For the three months ended
                           September 30, 2001 and 2000
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                  September 30,
                                                                       2001                          2000
                                                                       ----                          ----
                                                                    (In thousands, except per share data)

Interest income:
  Interest and fees on loans.........................              $      2,364                   $     2,265
  Interest on securities.............................                        27                           210
  Interest on mortgage-backed securities.............                        27                            40
  Interest on other interest earning assets..........                       107                            49
                                                                   -------------               --------------
   Total interest income.............................                      2,525                        2,564

Interest expense:
  Interest on deposits...............................                      1,568                        1,555
  Interest on FHLB and other borrowings..............                          0                           96
                                                                    ------------               --------------
   Total interest expense ...........................                      1,568                        1,651
                                                                    ------------               --------------
    Net interest income..............................                        957                          913

Provision for loan losses............................                         --                           --
                                                                    ------------               --------------
  Net interest income, after provision for loan losses                       957                          913
                                                                    ------------               --------------

Other income (loss)
  Service charges and fees...........................                         76                           67
  Other  ............................................                         39                           32
                                                                   -------------               --------------
   Total other income................................                        115                           99
                                                                   -------------               --------------

Other expenses
  Salaries and benefits..............................                        406                          332
  Occupancy .........................................                        176                          182
  Data processing fees...............................                         67                           67
  Federal insurance premiums and other insurance
    expense..........................................                         18                           17
  Advertising .......................................                         17                           15
  Other  ............................................                        158                          159
                                                                    ------------               --------------
   Total other expenses..............................                        842                          772
                                                                    ------------               --------------
   Income before income taxes........................                        230                          240
                                                                    ------------               --------------

Provision for income taxes...........................                         82                           96
                                                                    ------------               --------------
   Net income........................................               $        148               $          144
                                                                    ============               ==============

Basic and diluted earnings per common share (Note 5).               $        .12               $          .12
                                                                    ============               ==============


See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                   Consolidated Statement of Changes in Equity
                      Three Months ended September 30, 2001
                                   (Unaudited)


                                                                     Unearned     Accumulated
                                              Additional              ESOP Shares     Other
                                    Common     Paid-In     Retained    & Stock     Comprehensive     Total
                                    Stock      Capital     Earnings     Awards        Income         Equity
                                    -----      -------     --------     ------        ------         ------
                                                              (In Thousands)

Balances at June 30, 2001          $  128      $  3,187    $  24,071    $ (559)       $  (10)        $ 26,817

Stock awards adjustment                --           (10)          --        10            --               --

Amortization of stock awards           --            --           75        --            --               75

Release of ESOP stock                  --            --            7        --            --                7

ESOP Stock note payment                --            --           --         7            --                7

Dividends                              --            --          (89)       --            --              (89)

Comprehensive income
  Net income. . . . . . . . . . . .    --            --          148        --            --              148

  Other comprehensive income,
    net of tax:
      Change in unrealized loss
        on securities available
        for sale, net of deferred
        income tax benefit
        of $2,520. . . . . . . . .     --            --          --         --             4                4
                                                                                                      -------
  Total comprehensive income. . . .                                                                       152
                                    -----      ---------    ---------     ------       -------        -------
Balances at September 30, 2001 . . $  128      $  3,177     $  24,212    $ (542)      $   (6)         $ 26,969
                                   ======      =========    =========    =======      =======         =======


See accompanying notes to consolidated financial statements.



                        Alamogordo Financial Corporation
                      Consolidated Statements of Cash Flows
                 Three months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                   Three months ended September 30,
                                                                                         2001             2000
                                                                                       --------        --------
                                                                                            (in thousands)
Cash flows from operating activities:
   Net income...................................................................       $    148        $   144
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization................................................             94             91
   Net amortization of premiums and accretion of discounts on securities........              7              5
   Decrease in accrued interest.................................................             75            218
   Decrease in income taxes receivable..........................................             15             --
   Increase in other assets.....................................................            (87)            --
   Increase in accrued interest and other liabilities...........................             60             83
   Increase (decrease) in deferred income taxes.................................             (6)            65
   Increase in income taxes payable.............................................             75             68
   Amortization of stock awards.................................................             75             --
                                                                                       --------        -------
      Net cash provided by operating activities.................................            456            674

Cash flows from investing activities:
   Proceeds from maturities, calls, and principal payments of securities
        available-for-sale......................................................          3,669             53
   Proceeds from maturities and principal payments of securities held-to-maturity           575            423
   Purchases of securities available-for-sale...................................         (2,059)            --
   Purchases of FHLB stock......................................................            (14)           (24)
   Net decrease in loans........................................................          1,650          1,527
   Purchases of loans...........................................................           (238)            --
   Purchases of premises and equipment..........................................            (14)            (6)
   Net proceeds from sales/claims of real estate owned..........................             83             22
                                                                                       --------        -------
      Net cash provided  by investing activities................................          3,652          1,995

Cash flows from financing activities:
   Net increase (decrease) in deposits..........................................         10,231         (2,964)
   Net increase in escrows......................................................            260            257
   Cash dividends paid on common stock..........................................            (89)             0
   Release of ESOP shares.......................................................              7             --
   ESOP stock note payment......................................................              7              7
                                                                                       --------        -------
      Net cash provided by (used in) financing activities.......................       $ 10,416        $(2,700)
                                                                                       --------        ========

Net increase (decrease) in cash and cash equivalents............................       $ 14,524        $   (31)

Cash and cash equivalents, beginning of year....................................          5,724          3,159
                                                                                       --------        -------

Cash and cash equivalents, end of year..........................................       $ 20,248        $ 3,128
                                                                                       ========        =======

Noncash investing and financing activities:
   Transfers of loans to real estate owned......................................       $    198        $    --

Supplemental disclosures of cash flow information:
   Income taxes paid............................................................       $      1        $    36
   Interestexpense..............................................................          1,566          1,662

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


1.       Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Alamogordo Financial Corporation (the "Company"), its wholly owned subsidiary, Alamogordo Federal Savings and Loan Association (the "Bank"), and Space Age City Service Corporation, a wholly owned subsidiary of the Bank. The financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter ended September 30, 2001 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2002.

     The interim unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements of Alamogordo Financial for the fiscal year ended June 30, 2001, included in the Company's 2001 Annual Report.

2.       Reclassification of Prior Year's Statements

     Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

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




                                                              Three Months Ended
                                                                  September 30,
                                                   2001                               2000
                                            ------------------                  -----------------
                                                                 (In Thousands)


Balance at beginning of period.......       $           410                     $           419
Provision for loan losses............                    --                                  --
Charge-offs..........................                    --                                  --
Recoveries...........................                    --                                  --
                                           ----------------                     ---------------
Balance at end of period.............       $           410                     $           419
                                           ================                     ===============


4.       Comprehensive Income

     Alamogordo Financial has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, Alamogordo Financial's total comprehensive income was $152 and $253 for the three months ended September 30, 2001 and 2000, respectively. The difference between Alamogordo Financial's net income and total comprehensive income for these periods equals the change in the after-tax net unrealized gain or loss on securities available for sale during the applicable periods. Accumulated other comprehensive loss in the consolidated statements of financial condition represents the after-tax net unrealized loss on securities available for sale as of September 30, 2001 and June 30, 2001.

5.       Earnings Per Common Share

     The Company completed a public stock offering on May 16, 2000, issuing an additional 1,274,900 shares of its $.10 par value common stock. Basic EPS of $.12 and $.12, respectively is calculated based on the net income for the three months ended September 30, 2001 and 2000 divided by the average number of shares outstanding during the three months ended September 30, 2001 and 2000 of 1,246,440 (1,275,000 less 28,560 shares held in trust for the ESOP Plan). Diluted EPS of $.12 is calculated based on the net income for the three months ended September 30, 2001 divided by the average number of diluted shares outstanding during the three months ended September 30, 2001 of 1,256,020 (1,246,440 shares adjusted for the effect of all dilutive potential common shares outstanding during the period). Diluted EPS of $.12 is calculated based on the net income for the three months ended September 30, 2000 divided by the average number of shares outstanding during the three months ended September 30, 2000 of 1,246,440 (1,275,000 less 28,560 shares held in trust for the ESOP
Plan).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis reflects Alamogordo Financial's consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Alamogordo Financial's consolidated financial statements and their notes and the other statistical data provided in this Form 10-QSB. This 10-QSB contains certain "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.


Comparison of Financial Condition at September 30, 2001 and June 30, 2001

     Alamogordo Financial's total assets increased by $10.8 million, or 7.4%, to $157.4 million at September 30, 2001, from $146.6 million at June 30, 2001. The increase resulted primarily from an increase in cash and cash equivalents, partially offset by a decrease in securities and loans receivable. Cash and cash equivalents increased by $14.5 million, or 254.4%, to $20.2 million from $5.7 million primarily due to the net proceeds from securities and loan payments and an increase in deposits. Securities, including mortgage-backed securities, decreased by $2.2 million, or 31.4%, to $4.8 million from $7.0 million as a result of maturities and repayments, partially offset by purchases. Loans receivable decreased by $1.6 million, or 1.3%, to $121.4 million from $123.0 million as a result of principal repayments and loan payoffs surpassing new loan originations.

     Total deposits increased by $10.2 million or 8.6%, to $128.5 million at September 30, 2001 from $118.3 million at June 30, 2001. The increase resulted primarily from a $10.1 million, or 10.3%, increase in certificate accounts to $108.4 million from $98.3 million. The increase in certificate accounts resulted primarily from the offering of new certificate products and an aggressive pricing strategy.

     Total stockholders' equity increased by $152,000, or .6%, to $27.0 million at September 30, 2001 from $26.8 million at June 30, 2001. The increase resulted primarily from earnings over the period of $148,000 and the amortization of $75,000 of stock awards, partially offset by dividends paid to stockholders of $89,000. As of September 30, 2001, Alamogordo Federal had $24.9 million of tangible capital or 15.8% of tangible assets, $24.9 million of core capital or 15.8% of total adjusted assets, and $25.3 million of risk- based capital or 31.4% of risk-weighted assets.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

     General. Net income increased by $4,000, or 2.8%, to $148,000 for the three months ended September 30, 2001, from $144,000 for the three months ended September 30, 2000. The increase resulted from an increase in net interest income and other income and a decrease in the provision for income taxes, partially offset by an increase in other expenses.

     Interest Income. Interest income decreased by $39,000, or 1.5%, to $2.5 million for the three months ended September 30, 2001 from $2.6 million for three months ended September 30, 2000. Interest and fees on loans receivable increased by $99,000, or 4.3%, to $2.4 million from $2.3 million. The increase resulted from a $6.7 million, or 5.8%, increase in the average balance of loans receivable to $122.7 million from $116.0 million due to new loan programs and was partially offset by a 10 basis point decrease in the average yield on the loan portfolio to 7.71% from 7.81%. Interest on securities, including mortgage-backed securities, decreased by $196,000, or 78.4%, to $54,000 from $250,000. This decrease resulted from a $12.7 million, or 74.6%, decrease in the average balance of securities due to maturities and repayment of principal and an 87 basis point decrease in the average yield on securities from 5.87% to 5.00%. Interest on other interest- earning assets increased by $58,000, or 118.4%, to $107,000 from $49,000. This increase resulted from a $9.7 million increase in the average balance of other interest-earning assets, the effects of which were partially offset by an decrease in the average yield of 561 basis points. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

     Interest Expense. Interest expense on deposits increased by $13,000, or .8%, to $1.57 million for the three months ended September 30, 2001 from $1.56 million for the three months ended September 30, 2000. Interest expense on transaction and savings accounts decreased to $101,000 from $131,000, as the average cost decreased 84 basis points to 2.31% from 3.15%, and was partially offset by a $846,000 increase in the average balance of transaction and savings accounts from $16.7 million to $17.5 million. The decrease in the average cost is a result of a general decrease in shorter-term market rates of interest. Interest expense on certificate accounts increased by $43,000 to $1.5 million from $1.4, as an increase in the average balance of certificate accounts of $7.4 million from $95.0 million to $102.4 million was offset by a 27 basis point decrease in the average cost to 5.73% from 6.00%. Interest expense on borrowings decreased by $96,000 as the average balance of Federal Home Loan Bank advances was $5.7 million for the three months ended September 30, 2000, as compared to none for the current period.

     Net Interest Income. Net interest income increased by $44,000 or 4.8%, to $957,000 for the three months ended September 30, 2001 from $913,000 for the three months ended September 30, 2000. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 9 basis points to 2.05% from 1.96%.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending the levels of nonperforming and other classified loans. Based on our evaluation of these factors, we made no provision for loan losses. The allowance for loan losses was $410,000, or 70.6% of total nonperforming loans at September 30, 2001, and $410,000, or 43.0% of total nonperforming loans at June 30, 2001. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses at September 30, 2001 and June 30, 2001 was adequate.

     Other Income. Total other income increased by $16,000, or 16.2%, to $115,000 from $99,000. Service charges and fees increased by $9,000 primarily due to deposit account service charges. Total other income increased by $7,000 primarily due to insurance commissions.

     Other Expense. Total other expense increased by $70,000, or 9.1%, to $842,000 for the three months ended September 30, 2001 from $772,000 for the three months ended September 30, 2000. Salaries and benefits expense increased by $74,000, primarily due to compensation expense recognized for the ESOP and stock awards plans.

     Provision for Income Taxes. The provision for income taxes decreased to $82,000, or 35.7% of net income before income taxes, from $96,000, or 40.0% of net income before income taxes. The decrease in the provision and the effective tax rate resulted from the payment of income taxes with the filing of the June 30, 2001 tax returns. The decrease in the effective tax rate also resulted from changes in deferred tax items.

Liquidity

     Alamogordo Federal is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Alamogordo Federal's liquidity ratio averaged 12.99% during the quarter ended September 30, 2001, and was 17.54 % at September 30, 2001.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Dividends on Common Stock
         -------------------------
               On October 23, 2001, the Company declared a quarterly cash dividend of $.15 per share. The dividends were payable to stockholders of record as of October 1, 2001, and were paid on November 9, 2001. AF Mutual Holding Company, which owns 918,000 shares of stock in the Company, waived receipt of $.1175 per share of its quarterly dividend, thereby reducing the actual dividend payout to $85,983.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                    Alamogordo Financial Corporation

                                    /s/ R. Miles Ledgerwood
Date: November 13, 2001             By:
                                    --------------------------------------------
                                    R. Miles Ledgerwood
                                    President and Chief Executive Officer


                                    /s/ Norma J. Clute
Date: November 13, 2001             By:
                                    --------------------------------------------
                                    Norma J. Clute
                                    CFO and Treasurer