Form 10KSB/A
period 2001-06-30
ALAMOGORDO FINANCIAL CORP
filed 2002-01-31
CIK 1100542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

        This amendment to the Form 10-KSB Annual Report of Alamogordo Financial Corp. (the "Company") is solely being filed to revise the Independent Auditor's Report of the Accounting and Consulting Group to include a conformed signature.

                                    PART F/S

                        ALAMOGORDO FINANCIAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                             JUNE 30, 2001 AND 2000

                        ALAMOGORDO FINANCIAL CORPORATION


                                Table of Contents

                                                                          Page

Report of Independent Certified Public Accountants                            1

Consolidated Financial Statements

       Consolidated Balance
       Sheets,                                                                2
       As of June 30, 2001 and 2000

       Consolidated Statements of Income
          Years Ended June 30, 2001, 2000 and 1999                            3

       Consolidated Statements of Changes in Equity,
          Years Ended June 30, 2001, 2000 and 1999                            4

       Consolidated Statements of Cash Flows,
          Years Ended June 30, 2001, 2000 and 1999                            5

Notes to Consolidated Financial Statements                                    7

               Report of Independent Certified Public Accountants



The Board of Directors
ALAMOGORDO FINANCIAL CORPORATION
Alamogordo, New Mexico

We have audited the consolidated balance sheets of Alamogordo Financial Corporation and subsidiary (the Company) as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in equity and cash flows for the years ended June 30, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamogordo Financial Corporation and subsidiary as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information on Pages 26 and 27 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial taken as a whole.


/s/ The Accounting and Consulting Group

August 27, 2001
Alamogordo, New Mexico

                        ALAMOGORDO FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000

                                                                           2001               2000
                                                                     ---------------      --------------
                               ASSETS

Cash and cash equivalents (Note 1)                                 $      5,724,038     $     3,159,098

Securities
      Available-for-sale (Note 2)                                         5,664,589          15,468,333
      Held-to-maturity (Note 2)                                           1,301,986           1,837,254

Loans, net (Note 3)                                                     122,995,101         116,781,986
Real estate owned                                                           132,987              52,471
Premises and equipment, net (Note 4)                                      8,183,930           8,491,526
Stock in Federal Home Loan Bank, at cost                                  1,519,600           1,435,400
Accrued interest                                                            781,482             911,749
Income taxes receivable                                                      14,861             -
Deferred income taxes (Note 9)                                             -                     26,942
Other assets                                                                260,629             229,729
                                                                     ---------------      --------------

                   TOTAL ASSETS                                    $    146,579,203     $   148,394,488
                                                                     ===============      ==============

                    LIABILITIES AND EQUITY

LIABILITIES

Deposits (Note 5)                                                  $    118,257,054     $   116,298,212
Escrows                                                                   1,063,288           1,035,321
Accrued interest and other liabilities                                      210,282             226,472
Deferred income taxes (Note 9)                                              231,470             -
Advances from Federal Home Loan Bank (Note 6)                              -                  5,000,000
Income taxes payable                                                       -                     20,163
                                                                     ---------------      --------------
          Total Liabilities                                             119,762,094         122,580,168

Contingent liabilities and commitments (Note 8)

EQUITY

Common Stock, $.10 par value, 10,000,000 shares authorized,
      1,275,000 shares outstanding                                          127,500             127,500
Additional paid in capital                                                3,187,379           2,857,154
Retained earnings, substantially restricted                              24,070,627          23,506,374
Unearned ESOP shares and stock awards                                     (558,705)           (257,040)
Accumulated other comprehensive income                                      (9,692)           (419,668)
                                                                     ---------------      --------------
          Total Equity                                                   26,817,109          25,814,320
                                                                     ---------------      --------------

                   TOTAL LIABILITIES AND EQUITY                    $    146,579,203    $   148,394,488
                                                                     ===============      ==============


           See accompanying notes to consolidated financial statements

                                        ALAMOGORDO FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF INCOME
                                    YEARS ENDED JUNE 30, 2001, 2000 and 1999

                                                                  2001               2000               1999
                                                              -------------      -------------      -------------
Interest income
      Interest and fees on loans                            $    9,125,831     $    9,106,381     $    8,993,713
      Interest on securities                                       637,975            947,500          1,294,612
      Interest on mortgage-backed securities                       156,074            170,416            219,678
      Interest on other interest-earning assets                    271,242            342,178            508,279
                                                              -------------      -------------      -------------
          Total interest income                                 10,191,122         10,566,475         11,016,282

Interest expense
      Interest on deposits                                       6,206,593          6,183,890          6,783,713
      Interest on FHLB and other borrowings                        141,288            483,792            495,611
                                                              -------------      -------------      -------------
          Total interest expense                                 6,347,881          6,667,682          7,279,324
                                                              -------------      -------------      -------------
          Net interest income                                    3,843,241          3,898,793          3,736,958

Provision (credit) for loan losses (Note 3)                        -                 (50,000)            -
                                                              -------------      -------------      -------------
          Net interest income after provision for loan           3,843,241          3,948,793          3,736,958
          losses

Other income (loss)
      Service charges and fees                                     291,938            223,704            134,010
      Gain (loss) on sale of real estate owned                       2,779            (2,222)           (10,429)
      Gain on sale of premises and equipment                       -                   29,109            -
      Loss on sale of securities                                   (4,950)            -                  -
      Other                                                        136,463            133,093            135,850
                                                              -------------      -------------      -------------
          Total other income                                       426,230            383,684            259,431
                                                              -------------      -------------      -------------

Other expenses
      Salaries and benefits                                      1,342,670          1,363,944          1,269,169
      Occupancy                                                    693,535            688,500            650,785
      Data processing fees                                         273,953            266,060            335,658
      Federal insurance premiums and other insurance                67,056             91,690            120,846
      expense
      Advertising                                                   53,604             90,741             61,053
      Other                                                        627,634            575,114            584,095
                                                              -------------      -------------      -------------
          Total other expenses                                   3,058,452          3,076,049          3,021,606
                                                              -------------      -------------      -------------
          Income before income taxes                             1,211,019          1,256,428            974,783

Provision for income taxes (Note 9)                                434,881            427,517            296,299
                                                              -------------      -------------      -------------
          Net Income                                        $      776,138     $      828,911     $      678,484
                                                              =============      =============      =============

Net income per common share-basic (Note 13)                 $        0.623     $        0.665     $          N/A
                                                              =============      =============      =============
Minority shareholders cash dividends
  per common share (Note 13)                                $        0.405     $        0.105     $          N/A
                                                              =============      =============      =============
Number of shares used in per-share calculation-basic             1,246,440          1,246,440                N/A
(Note 13)                                                     =============      =============      =============




           See accompanying notes to consolidated financial statements



                                                     ALAMOGORDO FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                                 YEARS ENDED JUNE 30, 2001, 2000 and 1999

                                                                                          Unearned      Accumulated
                                                          Additional                 ESOP Shares        Other
                                                            Paid-In     Retained       & Stock       Comprehensive         Total
                                             Stock          Capital     Earnings        Awards         Income             Equity
                                             ---------    -----------  ------------  -------------   --------------    -------------
Balances at June 30, 1998                  $       10   $      -     $  22,131,677 $      -        $      (65,950)   $   22,065,737
Dividends                                      -               -         (100,000)        -               -
                                                                                                                           (100,000)
Comprehensive income
   Net income                                  -               -           678,484        -               -
                                                                                                                            678,484
   Other comprehensive income,
     net of tax:
       Change in unrealized loss
         on securities available-for-sale,
         net of deferred income taxes of
         $(135,417)                            -               -            -             -              (203,133)         (203,133)
                                                                                                                       -------------
   Total comprehensive income
                                                                                                                            475,351
                                             ---------    -----------  ------------  -------------   --------------    -------------
Balances at June 30, 1999                          10          -        22,710,161        -              (269,083)       22,441,088
Net proceeds from stock offering              127,490       2,857,154       -             -               -               2,984,644
Sale of ESOP Stock                             -               -            -           (285,600)         -                (285,600)
Payment on ESOP Stock note                     -               -            -             28,560          -
                                                                                                                             28,560
Release of ESOP Stock                          -               -             1,788        -               -
                                                                                                                              1,788
Dividends                                      -               -           (34,486)       -               -                 (34,486)
Comprehensive income
   Net income                                  -               -           828,911        -               -                 828,911
   Other comprehensive income,
     net of tax:
       Change in unrealized loss
         on securities available-for-sale,
         net of deferred income taxes of
         $(100,393)                            -               -            -             -              (150,585)         (150,585)
                                                                                                                       -------------
   Total comprehensive income
                                                                                                                            678,326
                                             ---------    -----------  ------------  -------------   --------------    -------------
Balances at June 30, 2000                     127,500       2,857,154   23,506,374      (257,040)        (419,668)       25,814,320
Issuance of stock awards                       -              330,225       -           (330,225)         -                  -
Payment on ESOP stock note                     -               -            -             28,560         -
                                                                                                                             28,560
Release of ESOP stock                          -               -            10,638        -               -
                                                                                                                             10,638
Dividends                                      -               -          (222,523)       -               -                (222,523)
Comprehensive income
   Net income                                  -               -           776,138        -               -                 776,138
   Other comprehensive income,
     net of tax:
       Change in unrealized loss
         on securities available-for-sale,
         net of deferred income taxes of
         $273,317                              -               -            -             -               409,976           409,976
                                                                                                                       -------------
   Total comprehensive income                                                                                             1,186,114
                                             ---------    -----------  ------------  -------------   --------------    -------------
Balances at June 30, 2001                  $  127,500   $   3,187,379 $ 24,070,627 $    (558,705)  $       (9,692)   $   26,817,109
                                             =========    ===========  ============  =============   ==============    =============

See accompanying notes to consolidated financial statements

                        ALAMOGORDO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2001, 2000 and 1999


                                                            2001               2000               1999
                                                         ------------      -------------      -------------
Cash flows from operating activities:
      Net income                                      $      776,138    $       828,911    $       678,484
      Adjustments to reconcile net income to net cash
          provided by operating activities
               Depreciation and amortization                 368,089            361,602            346,224
               Net amortization of premiums and
                 discounts on securities                      15,821             17,552             15,842
               (Gain) loss on sales of other real            (2,779)              2,222             10,429
               estate
                 owned
               Deferred income taxes                         258,412           (26,942)            -
               Gain on sales of premises and                  -                (29,109)            -
               equipment
               Loss on sale of securities                      4,950            -                  -
               Decrease in provision for loan losses          -                (50,000)            -
      (Increase) decrease in accrued interest               130,267             43,269           (188,076)
      Increase in other assets                              (30,900)           (27,954)              (858)
      Increase in income taxes receivable                   (14,861)            -                  -
      Decrease in accrued interest and other                (20,049)           (23,980)          (260,709)
      liabilities
      Increase (decrease) in income taxes payable           (16,304)            20,163             -
                                                         ------------      -------------      -------------
          Net cash provided by operating activities       1,468,784          1,115,734            601,336

Cash flows from investing activities:
      Proceeds from sales of securities                    4,994,000            -                  -
      available-for-sale
      Proceeds from maturities of securities               5,734,217         2,919,450         29,783,020
      available-for-sale
      Proceeds from maturities of securities
          held-to-maturity                                    -                109,668            949,002
      Purchases of securities available-for-sale              -                 -             (18,342,278)
      Purchases of securities held-to-maturity                -                 -                (399,299)
      Acquisition of FHLB stock                             (84,200)          (103,300)           (72,200)
      Net increase in loans                              (6,213,115)          (782,566)        (6,183,909)
      Proceeds from sales of premises and equipment           -                  63,947            -
      Purchases of premises and equipment                   (60,493)          (142,762)          (447,204)
      Net proceeds from sales of real estate owned          (77,737)           (54,693)            14,571
                                                         ------------      -------------      -------------
          Net cash provided by investing activities       4,292,672          2,009,744          5,301,703

Cash flows from financing activities:
      Net increase (decrease) in deposits                 1,958,842        (6,161,910)        (4,198,896)
      Net increase in escrows                                27,967            29,051             24,825
      Payments on note payable
                                                              -                 -               (150,500)
      Payments on advances from Federal Home Loan
        bank                                             (5,000,000)        (5,000,000)            -
      Cash dividends paid on common stock                  (222,523)           (34,486)         (100,000)
      Proceeds from stock offering                            -              2,984,644             -
      Release of ESOP shares                                 10,638              1,788             -
      Unearned ESOP shares                                    -               (285,600)            -
      Payments on unearned ESOP shares                       28,560             28,560             -
                                                         ------------      -------------      -------------
          Net cash used in financing activities          (3,196,516)        (8,437,953)        (4,424,571)
                                                         ------------      -------------      -------------

                        ALAMOGORDO FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    YEARS ENDED JUNE 30, 2001, 2000 and 1999

                                                            2001               2000               1999
                                                         ------------      -------------      -------------

Net increase in cash and cash equivalents                  2,564,940        (5,312,475)          1,478,468

Cash and cash equivalents, beginning of year               3,159,098          8,471,573          6,993,105
                                                         ------------      -------------      -------------

Cash and cash equivalents, end of year                $    5,724,038    $     3,159,098    $     8,471,573
                                                         ============      =============      =============

Non-cash investing and financing activities
      Transfers of loans to real estate owned         $      367,306    $       143,665    $       140,804
      FHLB stock dividends                                    84,200            103,300             72,200


Supplemental disclosures of cash flow information
      Income taxes paid                               $      449,100    $       359,000    $       278,000
      Interest expense                                     6,359,468          6,667,330          7,272,584


See accompanying notes to consolidated financial statements

                        ALAMOGORDO FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000


NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

               NATURE OF OPERATIONS

               Alamogordo Financial Corporation is a stock holding company that owns 100% of Alamogordo Federal Savings and Loan Association (the Association). The Association is a federally chartered stock savings association and has a wholly owned subsidiary, Space Age City Service Corporation. Space Age City Service Corporation was organized to hold, purchase and sell real estate assets. Alamogordo Financial Corporation was incorporated on April 30, 1997 and is a majority owned subsidiary of AF Mutual Holding Company.

               The Company provides a variety of banking services to individuals and businesses through their location in Alamogordo, New Mexico. Their primary deposit products are demand deposits, certificates of deposit, NOW and money market accounts. Their primary lending products are real estate mortgages and commercial loans. The Company is subject to competition from other financial institutions and to regulation by certain federal agencies and undergoes periodic examinations by these regulatory authorities.

               Over 75% of the Company's loans are secured by real estate in Otero County, New Mexico. Otero County's economy is heavily dependent on two U. S. Government military installations located in the county. Accordingly, the ultimate collectibility of the Company's loan portfolio is susceptible to changes in market conditions in southern New Mexico. In addition, the Company's investment portfolio is directly impacted by fluctuations in market interest rates.

               Rising and falling interest rate environments can have various impacts on an association's net interest income, depending on the short-term interest rate gap that an association maintains, the relative changes in interest rates that occur when an association's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits, and other factors.

               BASIS OF CONSOLIDATION

               The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

               BASIS OF FINANCIAL STATEMENT PRESENTATION

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

               Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.


               CASH AND CASH EQUIVALENTS

               For the purpose of reporting cash flows, the Company defines cash and cash equivalents as cash on hand and investments in certificates of deposits with original maturities of three months or less. Included in cash and cash equivalents are interest-bearing deposits with the Federal Home Loan Bank of $3,003,109 and $807,798 at June 30, 2001 and 2000, respectively.

               SECURITIES

               The Company's investments in securities are classified in two categories and accounted for as follows:

                      Securities Held-to-Maturity: Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

                      Securities Available-for-Sale: Securities available-for-sale consist of bonds, notes, debentures, and certain equity securities not classified as securities to be held-to-maturity. These securities are carried at estimated fair value. Discounts and premiums are accreted or amortized using the interest method.

               Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

               LOANS

               Loans are stated net of loan participations sold, the allowance for loan losses and deferred loan fees, net of deferred loan costs. Interest on other loans is accrued based on the principal amounts outstanding. Unearned interest on home improvement loans is amortized into income by the interest method. The Company discontinues accruing interest on loans when the loans become ninety days past due and when management believes that the borrower's financial condition is such that collection of interest is doubtful.

               Because some loans may not be repaid in full, an allowance for loan losses is maintained. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the valuation allowance is maintained at levels considered adequate to cover losses based on delinquencies, property appraisals, past loss experience, general economic conditions, information about specific borrower situations including their financial position, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, including impaired loans discussed below, the whole allowance is available for any charge-offs that occur.

               Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a provision for loan losses.

               Smaller balance homogenous loans are defined as residential first mortgage loans secured by one-to-four-family residences, residential construction loans, and share loans and are evaluated collectively for impairment. Commercial real estate loans are evaluated individually for impairment. Normal loan evaluation procedures, as described in the second preceding paragraph, are used to identify loans, which must be evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal loan evaluation procedures. While the factors which identify a credit for consideration for measurement of impairment or nonaccrual are similar, the measurement considerations differ. A loan is impaired when management believes it is probable they will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is placed on nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection.


               PREMISES AND EQUIPMENT

               Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight line method in amounts sufficient to relate the cost of depreciable assets to operations over the estimated useful lives of the assets which range from three to seven years for equipment and fifteen to forty years for leasehold improvements and buildings. Maintenance and repairs that do not extend the useful lives of premises and equipment are charged to expense as incurred.

               REAL ESTATE OWNED

               Real estate properties acquired through, or in lieu of, loan foreclosures are initially recorded at the lower of cost or fair value, less estimated selling expenses, at the date of foreclosure. Costs relating to improvement of property are capitalized, whereas cost relating to the holding of property is expensed.

               INCOME TAXES

               The Company records income tax expense based on the amount of taxes due on its tax return, plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates. A valuation allowance has been recorded to reduce deferred tax assets to the amount expected to be realized.

               LOAN ORIGINATION FEES AND COSTS

               Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the contractual life of the related loan.

               COMPREHENSIVE INCOME

               Comprehensive income consists of net income and unrealized gains and losses on securities available for sale.

               RECLASSIFICATIONS

               Some items in these financial statements have been reclassified for comparability.

NOTE 2  SECURITIES

         The amortized cost and fair value were as follows:

                                                              Gross           Gross
                                           Amortized       Unrealized      Unrealized         Fair
        June 30, 2001:                        Cost            Gains          Losses           Value
                                          -------------    ------------    ------------    ------------
        Securities available-for-sale
          U.S.Government agencies            3,500,000  $        5,469  $       -       $    3,505,469
          Mortgage-backed securities
             FHLMC                             691,258          -             (15,004)         676,254
             GNMA                              403,670          -              (2,752)         400,918
             FNMA                            1.085,816          -              (3,868)       1,081,948
                                          -------------    ------------    ------------    ------------
                                          $  5,680,744  $        5,469  $     (21,624)  $    5,664,589
                                          =============    ============    ============    ============

        Securities held-to-maturity
          Mortgage-backed securities
             FHLMC                             126,827          -                (803)  $      126,024
          Securities issued by states
            and political subdivisions       1,175,159          12,186          -            1,187,345
                                          -------------    ------------    ------------    ------------
                                          $  1,301,986  $       12,186  $        (803)  $    1,313,369
                                          =============    ============    ============    ============


                                                              Gross           Gross
                                           Amortized       Unrealized      Unrealized         Fair
        June 30, 2000:                        Cost            Gains          Losses           Value
                                          -------------    ------------    ------------    ------------
        Securities available-for-sale
          U.S.Government agencies       $   13,498,793  $       -       $    (580,980)  $   12,917,813
          Mortgage-backed securities
            FHLMC                              843,136          -             (41,572)         801,564
            GNMA                               519,686          -             (13,279)         506,407
            FNMA                             1,306,166          -             (63,617)       1,242,549
                                          -------------    ------------    ------------    ------------
                                        $   16,167,781  $       -       $    (699,448)  $   15,468,333
                                          =============    ============    ============    ============

        Securities held-to-maturity
          Mortgage-backed securities
            FHLMC                       $      211,484  $       -       $      (3,160)  $      208,324
          Securities issued by states
            and political subdivisions       1,625,770             200        (11,965)       1,614,005
                                          -------------    ------------    ------------    ------------
                                        $    1,837,254  $          200  $     (15,125)  $    1,822,329
                                          =============    ============    ============    ============




               Securities, carried at approximately $2,044,000 and $3,350,000 at June 30, 2001 and 2000, respectively, were pledged to secure public and private deposits. The public depositor was Otero County.

               Gross proceeds from the sale of an available-for-sale security and the gross realized loss on this sale were $4,994,000 and $4,950, respectively, for the year ended June 30, 2001. No securities were sold during the years ended June 30, 2000 and 1999.

               Amortized cost and fair value of debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

                                                        June 30, 2001

                                               Amortized Cost        Fair
                                                                    Value
                                               --------------- -----------------
           Due in one year or less           $        450,036 $         451,125
           Due in one year to five years            4,230,592         4,241,689
           Mortgage-backed securities               2,285,947         2,285,144
                                               --------------- -----------------
                                             $      6,966,575 $       6,977,958
                                               =============== =================

NOTE 3  LOANS AND THE ALLOWANCE FOR LOAN LOSSES

        Loans reflected in the balance sheets consist of the following:

                                                                June 30
                                                 2001                  2000
                                            ----------------      --------------
          Mortgage Loans
            One-to-four family             $    108,661,166    $  104,587,499
            Multi-family and nonresidential       8,815,715         7,410,258
            Construction                            290,870           259,556
            Land                                    363,644           530,782
                                            ----------------      --------------
               Total first mortgage loans
          Consumer & other loans
             Second mortgage                      2,008,328         1,830,181
             Consumer                             1,502,792         1,347,353
             Commercial                           1,995,597         1,362,263
             Deposit account                      1,471,465         1,693,119
                                            ----------------      --------------
               Total non-mortgage loans           6,978,182         6,232,916
                                            ----------------      --------------
          Gross Loans                           125,109,577       119,021,011
          Less
             Deferred loan fees
               & discounts                        (569,656)          (527,828)
             Loans in process                   (1,135,692)        (1,291,502)
             Allowance for loan loss              (409,128)          (419,695)
                                            ----------------      --------------
                Net loans                  $   122,995,101     $  116,781,986
                                            ================      ==============

        An analysis of the allowance for loan losses follows:

                                                          June 30
                                                2001                  2000
                                          ------------------    ----------------
          Balance at beginning of year    $         419,695   $         472,553
             Provision (credit) for loan          -                    (50,000)
          losses
             Loans charged off, net
          of recoveries                             (10,567)            (2,858)
                                          ------------------    ----------------
          Balance at end of year          $         409,128   $         419,695
                                          ==================    ================

        Certain loans within the Company's loan and real estate owned portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at June 30, 2001 and 2000.

               Included in net loans were loans on nonaccrual status. Such loans approximated $816,000 and $714,000 at June 30, 2001 and 2000,
               respectively. For the years ended June 30, 2001, 2000 and 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $50,000, $46,600 and $34,000, respectively. No amounts were included in interest income on such loans for the years ended June 30, 2001, 2000 and 1999, respectively.

               As of or for the periods ended June 30, 2001 and 2000, there were no loans considered to be impaired.



NOTE 4  PREMISES AND EQUIPMENT

               Premises and equipment reflected in the balance sheets consist of the following:

                                                            June 30
                                                   2001               2000
                                               --------------   ---------------
              Land                          $     895,330         $  895,330
              Buildings                         7,466,648          7,464,195
              Leasehold improvements              214,178            210,036
              Furniture and equipment           1,211,401          1,157,502
                                               --------------   ---------------
                                                9,787,557          9,729,064
              Less
                 Accumulated depreciation      (1,603,627)        (1,235,537)
                                               --------------   ---------------
              Balance at end of year        $   8,183,930          8,491,526
                                               ==============   ===============

NOTE 5  DEPOSITS

        Deposits include non-interest-bearing accounts of $2,454,596 and $1,999,825 at June 30, 2001 and 2000, respectively.

        Certificates of deposit are scheduled to mature as follows:


        One year or less                      $     46,122,432
        Over one year to two years                  21,008,930
        Over two years to three years               17,319,788
        Over three years                            13,840,036
                                                ---------------
                                              $     98,291,186
                                                ===============

        Interest expense by major category of deposits is as follows (dollars in thousands):

                                                        June 30
                                      ------------------------------------------
                                      -------------  -------------  ------------
                                          2001           2000          1999
                                      -------------  -------------  ------------

       Transaction & saving deposits  $    442,094   $    446,064   $   429,925
       Certificate accounts              5,764,499      5,737,826     6,353,788
                                      -------------  -------------  ------------
                                      $  6,206,593   $  6,183,890   $ 6,783,713
                                      =============  =============  ============


        Deposits of $100,000 or more totaled $25,190,000 and $26,104,000 at June 30, 2001 and 2000, respectively. Deposits greater than $100,000 are not federally insured. The Company held deposits of approximately $1,576,000 and $1,643,000 for related parties at June 30, 2001 and 2000, respectively. The related parties consist of officers and directors of the Company and are made on the same terms and conditions as other non-related parties.


NOTE 6  ADVANCES FROM FEDERAL HOME LOAN BANK

               The Association has the ability to borrow funds from the Federal Home Loan Bank of Dallas (FHLB) of up to 50% of total assets. Advances are secured by a blanket-floating lien on qualifying first mortgage loans. There were no advances as of June 30, 2001. Advances from FHLB were $5,000,000 at June 30, 2000. These advances had an interest rate of 6.69% and matured on July 31, 2000.

NOTE 7  EMPLOYEE RETIREMENT BENEFIT PLAN

               The Company has established a profit-sharing 401(k) type salary reduction plan for all employees that meet the necessary eligibility requirements for participation in the plan. Participants fully vest after six years of service. Annual contributions are at the discretion of the Board of Directors of the Company. Contributions to the plan were made by the Company of $12,721, $17,152 and $13,950 for the period ended June 30, 2001, 2000 and 1999, respectively.

               The Company also participates in a multi-employer defined benefit pension plan. The pension plan is available to all employees completing one year of service. Segregated statements of plan assets or separate actuarial valuations are not available. Total pension expense was $570, $3,204 and $2,792 for the period ended June 30, 2001, 2000 and 1999, respectively.

NOTE 8  CONTINGENT LIABILITIES AND COMMITMENTS

               In the normal course of business, various commitments are outstanding, such as commitments to extend credit. These financial instruments with off-balance sheet risk are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments:
                                                               June 30,
                                                        2001             2000
                                                     ------------     ----------
                Commitments to extend credit      $   1,508,000      $  310,000
                Unused line of credit
                                                        405,000         211,000

               Since certain commitments to make loans and fund lines of credit expire without being used, the amounts do not necessarily represent future cash commitments. In addition, commitments used to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company follows the same credit policy to make such commitments as is followed for those loans recorded on the consolidated balance sheet.

               As of June 30, 2001, variable rate and fixed rate commitments to make loans amounted to approximately $0 and $1,508,000. The interest rates on fixed rate commitments ranged from 6.75% to 9.5%. As of June 30, 2000, variable rate and fixed rate commitments to make loans amounted to approximately $0 and $310,000. The interest rates on fixed rate commitments ranged from 8.50% to 9.50.

               The Company is required by regulatory authorities to maintain certain daily cash balances. The Company's reserve requirements were met through vault cash at June 30, 2001 and 2000.

NOTE 9  INCOME TAXES

        The Company and subsidiaries file a consolidated income tax return. The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the currently enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

        The provision for income taxes consists of the following:

                                                      June 30
                             ---------------------------------------------------
                                 2001                2000              1999
                             --------------      -------------     -------------
                             --------------      -------------     -------------
        Current
           Federal         $      406,725     $       371,900   $      303,290
           State                   29,725              16,700          (10,390)
                             --------------      -------------     -------------
                                  436,450             388,600          292,900
        Deferred
           Federal                 (2,538)             36,956            3,236
           State                      969               1,961              163
                             --------------      -------------     -------------
                                   (1,569)             38,917            3,399
                             --------------      -------------     -------------
                           $      434,881     $       427,517   $      296,299
                             ==============      =============     =============
        Effective Tax Rate           35.9%                34%               30%
                             ==============      =============     =============


        The income tax differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

                                           2001         2000           1999
                                        -----------  ------------   ------------
        Expense at statutory rate       $  411,746   $   427,186    $  331,426
        State income taxes, net of
           federal tax benefit              20,591        11,022        (6,898)
        Nontaxable municipal
           Interest income                 (13,537)      (21,921)      (32,462)
        Other, net                          16,081        11,230         4,233
                                        -----------  ------------   ------------
                                        $  434,881   $   427,517    $  296,299
                                        ===========  ============   ============

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                          June 30
                                                              -------------------------------
                                                                  2001              2000
                                                              -------------      ------------
           Deferred tax assets
              Unrealized loss on available-for-sale
                 securities                                $       6,461      $    279,779
              Other than temporary loss on
                 investment in mutual fund                       291,885           291,885
              Bad debt reserve                                   185,103           148,831
              Reorganization expenses                              8,128             8,128
              Non-accrual loan interest                           20,013            18,629
                                                              -------------      ------------
           Total gross deferred tax assets
           Less valuation allowance                             (291,885)         (291,885)
                                                              -------------      ------------
            Total deferred tax assets                             219,705

           Deferred tax liabilities
              FHLB stock dividends                                328,718          295,038
              Loan origination costs                               58,598           62,023
              Book/tax depreciation                                63,859           71,364
                                                              -------------      ------------
           Total deferred tax liabilities                         451,175          428,425
                                                              -------------      ------------

              Net deferred tax assets (liabilities)        $     (231,470)    $     26,942
                                                              =============      ============


        A valuation allowance was established at June 30, 1996 for the portion of the deferred tax asset created by the other than temporary loss on investment securities in a mutual fund. Management believes that a tax benefit will not be realized.

        Equity of the Association at June 30, 2001 and 2000 includes approximately $2,700,000 of bad debt deductions for tax years prior to 1987 for which no deferred federal income tax liability has been recorded. Tax legislation passed in August 1996 requires all thrift institutions to deduct a provision for bad debts for tax purposes based on the actual loss experience and recapture the excess bad debt reserve accumulated in the tax years between 1987 and 1995 over a six-year period.


NOTE 10 CONCENTRATIONS OF CREDIT

        All of the Company's loans, commitments, and standby letters of credit have been granted to customers in the Company's market area. Investments in state and municipal securities also involve governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

NOTE 11 REGULATORY CAPITAL


        The Association is subject to various regulatory capital requirements administered by the federal thrift agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001 and June 30, 2000, that the Association meets all capital adequacy requirements to which it is subject.

        As of June 30, 2001, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association's category.

        The following is a reconciliation of the Association's equity under generally accepted accounting principles (GAAP) to regulatory capital:

                                                             June 30
                                                    2001               2000
                                                --------------      ------------
        GAAP equity                          $   24,918,993      $  23,677,361
        Investment in subsidiary                   (295,143)          (299,246)
        Unrealized loss on securities
          available for sale                          9,692            419,668
                                                --------------      ------------
        Tier I (Core) capital                    24,633,542         23,797,783
        Equity investments and other assets
          required to be deducted                   (40,034)           (40,686)
        General allowance for loan losses           409,128            419,695
                                                --------------      ------------
        Total Risk-Based Capital             $    25,002,636     $  24,176,792
                                                ==============      ============

        The Association's OTS capital ratios were (dollars in thousands):

                                                                            Requirements to be
                                                      Requirements to be     well capitalized
                                                          Adequately           under prompt
                                     Actual              Capitalized        corrective action
                                                                                provisions
                              ---------------------  --------------------- ---------------------
                               Amount   Percentage    Amount   Percentage   Amount   Percentage
                              --------- -----------  --------- ----------- --------- -----------
         June 30, 2001
           Core capital         24,634       16.8% $    4,392        3.0%     7,320        5.0%
           Tier1 (Core)
            capital             24,634       16.8%      4,392        3.0%     8,783        6.0%

           Total Risk-based     25,003       31.7%      6,302        8.0%     7,878       10.0%
            capital

         June 30, 2000
           Core capital         23,798       16.0% $    4,466        3.0%     7,444        5.0%
           Tier1 (Core)         23,798       16.0%      4,466        3.0%     8,932        6.0%
            capital
           Total Risk-based     24,177       32.5%      5,950        8.0%     7,438       10.0%
            capital



NOTE 12 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS


        Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107) requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

        Cash and Cash Equivalents

        The carrying amount approximates fair value because of the short maturity of these instruments.

        Securities

        The fair value of securities is estimated based on market values received from a securities broker.

        Loans

        The fair value of one-to-four-family fixed-and adjustable-rate mortgages is calculated by using the option-based pricing approach that makes use of the Monte Carlo simulation. The Monte Carlo model uses an interest rate simulation program to generate numerous random interest rate paths that, in conjunction with a prepayment model, are used to estimate mortgage cash flows along each path.
        The fair value of other loans in the portfolio is calculated by using the static discounted cash flow approach. Under the static discounted cash flow approach, the economic value of a financial instrument is estimated by calculating the present value of the instrument's expected cash flows. The present value is determined by discounting the cash flows the instrument is expected to generate by the yield currently available to investors from an instrument of comparable risk and duration.

        Deposits

        The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, NOW accounts, money market demand and savings accounts, is equal to the amount payable on demand. The fair value of certificate accounts is based on the static discounted cash flow approach. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

        Note Payable

        The fair value of the note payable is based on the static discounted cash flow approach. The discount rate used is the rate currently available to investors from an instrument of comparable risk and duration.

        Off-Balance Sheet Financial Instruments

        The fair value of financial instruments with off-balance sheet risk is based on the credit quality and relationship, probability of funding and other requirements. Fair values of off-balance sheet financial instruments are not material to the consolidated financial statements.

         Limitations

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, significant assets that are not considered financial instruments include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

         The estimated fair values of the Company's financial instruments are as follows:

                                          June 30, 2001                     June 30, 2000
                                      Carrying      Estimated            Carrying        Estimated
                                       Value        Fair Value             Value         Fair Value
      Financial Assets
         Cash and cash
           Equivalents             $   5,724,038      5,724,038       $    3,159,098       3,159,098
         Securities                    6,966,575      6,977,958           17,305,587      17,290,662
         Loans                       122,995,101    124,304,902          116,781,986     113,918,677
         Accrued interest                781,482        781,482              911,749         911,749

      Financial Liabilities
         Deposits                    118,257,054    120,141,804          116,298,212     116,298,237
         Escrows                       1,063,288      1,060,419            1,035,321       1,034,118
         Accrued interest                 65,753         65,753               77,340          77,340
         Advances from FHLB              -              -                  5,000,000       5,000,000

      Off-balance
      sheet                              -              -                    -               -
      instruments


NOTE 13 NET INCOME AND DIVIDENDS PER SHARE

        The Company completed a public stock offering on May 16, 2000, issuing an additional 1,274,900 shares of its $.10 par value common stock. Net income per share of $.62 and $.665, respectively is calculated based on the net income for the years ended June 30, 2001 and 2000 divided by the shares outstanding at June 30, 2001 and 2000 of 1,246,440 (1,275,000 less 28,560 shares held in trust for the ESOP Plan).

        Minority shareholders were paid cash dividends per share of $.405 and $.105 on their 357,000 shares of common stock outstanding at June 30, 2001 and 2000, respectively. Cash dividends of $.0975 and $0 were paid on the 918,000 shares held by AF Mutual Holding Company at June 30, 2001 and 2000, respectively. AF Mutual Holding Company waived receiving the balance of its dividends.

        Earnings per share and dividends per share have not been calculated for the year ended June 30, 1999 because the presentation would not be meaningful.


NOTE 14 STOCK-BASED COMPENSATION PLANS

        The Company adopted an employee stock ownership plan (ESOP) effective January 1, 2000 for all employees meeting certain age and service requirements. Participants begin vesting after three years of employment and fully vest after seven years of service. The plan acquired 28,560 shares of the Company's common stock at $10 per share during the Company's initial public offering. The Company borrowed $285,600 from the Association which is payable at $28,560 per year with interest at 8% through June 30, 2009. The ESOP shares are held in trust and released to the Plan pro rata as principal payments are made. On June 30, 2001 and 2000, the trust allocated 2,856 shares of stock to participant accounts.

        The Company's unallocated shares are accounted for as a reduction of stockholders equity and amounted to $228,480 and $257,040 at June 30, 2001 and 2000, respectively.

        Information related to the ESOP for the years ended June 30, 2001 and 2000 was:

                                                        2001           2000
                                                    -------------   ------------
         Shares committed to be released                   2,856          2,856
         Average fair value of shares committed
           to be released                           $     13.725    $    10.625
         Compensation expense                       $     39,198    $    30,345

NOTE 14 STOCK-BASED COMPENSATION PLANS Continued

        Shares held by the ESOP at June 30 are as follows:
                                            2001                2000
                                        -------------        ------------
        Allocated shares                       5,712               2,856
        Unallocated shares                    22,848              25,704
                                        -------------        ------------

            Total ESOP shares                 28,560              28,560
                                        =============        ============

        The Company adopted a Stock Option Plan effective June 25, 2001. Under the terms of the plan, the Company authorized for the awarding of 35,700 shares of the Company's common stock to directors and key employees at an exercise price of $18.50 per share. The directors are 100% vested in the options becoming exercisable as of June 25, 2001. The options become exercisable for the key employees at a vesting rate of 20% per year over five years beginning July 1, 2002. The exercise price equaled the market price on the date the options were granted. There were no options exercised or forfeited as of June 30, 2001.

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Under SFAS No. 123, "Accounting for Stock-Based Compensation," the compensation cost would be determined based on the fair value at the grant date for awards under the plan. Compensation cost reported as of June 30, 2001 under SFAS
        No. 123 was zero.

        A $6.76 per share fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model using the following assumptions: expected volatility factor of the expected market price of the Company's common stock of 5.07%, risk-free interest rate of 4.97%, expected option term of ten years and a dividend yield of .27%. The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

        The Company adopted a Recognition and Retention Plan (RRP) effective June 25, 2001. In 2001, the Company contributed $330,225 allowing the RRP to acquire 17,850 shares of common stock of the Company, at $18.50 per share, awarded to directors and key employees. Stock awards for 7,586 shares to the directors will vest 50% on November 1, 2001 and 50% on November 1, 2002. Stock awards for 10,264 shares to key employees will vest at 20% per year over five years beginning July 1, 2002. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. RRP compensation expense was $0 for the year ended June 30, 2001. Unearned shares and unawarded shares under the RRP are not considered outstanding for earnings per share calculations.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ALAMOGORDO FINANCIAL CORP.


Date:  1-18-02                             By:    /s/ R. Miles Ledgerwood
                                                   R. Miles Ledgerwood
                                                   President