Form 10QSB
period 2001-12-31
ALAMOGORDO FINANCIAL CORP
filed 2002-02-08
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ______________________________

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2001.

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

                         Commission file number 0-29655


                        Alamogordo Financial Corporation
        (Exact name of small business issuer as specified in its charter)

    United States of America                            74-2819148
(State or other jurisdiction of             (IRS Employer Identification Number)
   incorporation or organization)

                  500 10th Street, Alamogordo, New Mexico 88310
                    (Address of principal executive offices)

                                 (505) 437-9334
                            Issuer's telephone number

  _____________________________________________________________________________
               Former name, former address and former fiscal year,
                          if changed since last report

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 7, 2002, the Company had 1,292,317 shares of common stock outstanding, par value $.10 per share.

Transitional Small Business Disclosure Format (check one):  Yes  /  / No  /x/

                        ALAMOGORDO FINANCIAL CORPORATION

                                      INDEX

                                                                            Page

PART I.    FINANCIAL INFORMATION

           Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets as of
             December 31, 2001 and June 30, 2001..............................1

           Consolidated Statements of Income for the
             three months and six months ended
             December 31, 2001 and 2000.......................................2

           Consolidated Statements of Changes in Stockholders'
             Equity for the six months ended
             December 31, 2001................................................3

           Consolidated Statements of Cash Flows for the
             six months ended
             December 31, 2001 and 2000.......................................4

           Notes to Unaudited Consolidated Financial Statements...............5

           Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations................................................7

PART II.   OTHER INFORMATION.................................................10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        Alamogordo Financial Corporation
                        Consolidated Balance Sheets as of
                       December 31, 2001 and June 30, 2001
                                   (Unaudited)

                                                                      At                         At
                                                               December 31, 2001           June 30, 2001
                                                                          (Dollars in thousands)
ASSETS
Cash and cash equivalents.................................      $    24,515             $     5,724
Securities:
      Available for sale..................................            3,624                   5,665
      Held to maturity....................................              725                   1,302
Loans, net................................................          118,046                 122,995
Real estate owned, net....................................              239                     133
Premises and equipment, net...............................            8,015                   8,184
Stock in Federal Home Loan Bank, at cost..................            1,545                   1,519
Accrued interest..........................................              604                     781
Income taxes receivable...................................               --                      15
Other assets..............................................              204                     261
    Total assets..........................................      $   157,517             $   146,579

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits..................................................      $   129,685             $   118,257
Escrows...................................................              480                   1,063
Accrued interest and other liabilities....................              129                     210
Deferred income taxes.....................................              187                     232
Income taxes payable......................................               10                      --
   Total liabilities......................................          130,491                 119,762

STOCKHOLDERS' EQUITY
Common Stock, $.10 par value,10,000,000 shares
 authorized, 1,275,000 shares outstanding.................              128                     128
Additional paid-in capital................................            3,177                   3,187
Retained earnings, substantially restricted...............           24,258                  24,071
Unearned ESOP shares and stock awards.....................             (535)                   (559)
Accumulated other comprehensive income....................               (2)                    (10)
    Total stockholders' equity............................           27,026                  26,817

Total liabilities and stockholders' equity................      $   157,517             $   146,579


See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                        Consolidated Statements of Income
                    For the three months and six months ended
                           December 31, 2001 and 2000
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                               December 31,                  December 31,
                                                           2001           2000            2001           2000
                                                                                  (In Thousands)

Interest income:
  Interest and fees on loans.........................  $    2,232      $    2,261     $    4,597     $    4,526
  Interest on securities.............................           8             210            34             420
  Interest on mortgage-backed securities.............          37              41             64             81
  Interest on other interest earning assets..........         128              48            235             97
   Total interest income.............................       2,405           2,560          4,930          5,124

Interest expense:
  Interest on deposits...............................       1,554           1,590          3,122          3,145
  Interest on FHLB and other borrowings..............          --              39             --            135
   Total interest expense ...........................       1,554           1,629          3,122          3,280
    Net interest income..............................         851             931          1,808          1,844

Provision for loan losses............................          --              --             --             --
  Net interest income, after provision for loan losses        851             931          1,808          1,844

Other income (loss)
  Service charges and fees...........................          75              71            152            139
  Gain (loss) on sale of real estate owned...........          (3)              4             (3)             4
  Other..............................................          37              36             75             67
   Total other income................................         109             111            224            210

Other expenses
  Salaries and benefits..............................         400             349            806            681
  Occupancy .........................................         166             173            341            355
  Data processing fees...............................          62              66            129            133
  Federal insurance premiums and other insurance
    expense..........................................          16              16             33             33
  Advertising .......................................          13              19             31             34
  Other..............................................         190             176            349            335
   Total other expenses..............................         847             799          1,689          1,571
   Income before income taxes........................         113             243            343            483

Provision for income taxes...........................          34             84             116            180
   Net income........................................  $       79      $     159      $      227     $      303

Basic and diluted earnings per common share (Note 5).  $         .06   $        .13   $         .18  $         .24


See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
            Consolidated Statement of Changes in Stockholders' Equity
                       Six Months ended December 31, 2001
                                   (Unaudited)

                                                                                              Unearned    Accumulated
                                                                   Additional                ESOP Shares      Other
                                                         Common     Paid-In      Retained     & Stock     Comprehensive     Total
                                                         Stock      Capital      Earnings      Awards         Income        Equity
                                                                                     (In Thousands)


Balances at June 30, 2001 .........................   $    128     $  3,187     $ 24,071     $   (559)    $    (10)       $ 26,817

Stock awards adjustment ...........................        --           (10)          --           --           --

Amortization of stock awards ......................        --            --          115           --           --             115

Release of ESOP stock .............................        --            --           15           --           --              15

ESOP Stock note payment ...........................        --            --           --           14           --              14

Dividends .........................................        --            --         (170)          --           --            (170)

Comprehensive income
      Net income ..................................        --            --          227           --           --             227

    Other comprehensive income, net of tax:
      Change in unrealized loss on securities
        available for sale, net of deferred
        income tax benefit of $ 4,963..............        --            --           --           --            8               8

    Total comprehensive income ....................                                                                            235

Balances at December 31, 2001 .....................   $   128       $ 3,177     $ 24,258     $   (535)    $     (2)       $ 27,026


See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                      Consolidated Statements of Cash Flows
                   Six months ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                       Six months ended December 31,
                                                                                          2001             2000
                                                                                              (in thousands)
Cash flows from operating activities:
    Net income...................................................................       $    227        $   303
    Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation.................................................................            188            183
    Net amortization of premiums and accretion of discounts on securities........             19              8
    (Gain) loss on sales of other real estate owned..............................              3             (4)
    Decrease in provision for loan losses........................................             --             (5)
    (Increase) decrease in accrued  interest receivable..........................            177            (24)
    Decrease in income taxes receivable..........................................             15             --
    Decrease  in other assets....................................................             57              4
    Decrease in accrued interest payable and other liabilities...................            (81)           (44)
    Increase (decrease) in deferred income taxes payable.........................            (45)           206
    Increase (decrease) in income taxes payable..................................             10            (15)
    Amortization of stock awards.................................................            115             --
       Net cash provided by operating activities.................................            685            612

Cash flows from investing activities:
    Proceeds from maturities, calls, and principal payments  of securities
        available-for-sale.......................................................          4,090             15
    Proceeds from maturities and principal payments of securities held-to-maturity           576            441
    Purchases of securities available-for-sale...................................         (2,059)            --
    Purchases of FHLB stock......................................................            (26)           (48)
    Net decrease in loans........................................................          4,995          2,753
    Purchases of loans...........................................................           (238)           (78)
    Purchases of premises and equipment..........................................            (19)           (21)
    Net proceeds from sales/claims of real estate owned..........................             83            124
       Net cash provided investing activities....................................          7,402          3,186

Cash flows from financing activities:
    Net increase in deposits.....................................................         11,428            712
    Net decrease in escrows......................................................           (583)          (586)
    Payments on advances from Federal Home Loan Bank.............................             --         (3,500)
    Cash dividends paid on common stock..........................................           (170)           (64)
    Release of ESOP shares.......................................................             15             --
    ESOP stock note payment......................................................             14             14
         Net cash provided by (used in) financing activities.....................       $ 10,704        $(3,424)

Net increase in cash and cash equivalents........................................       $ 18,791        $   374

Cash and cash equivalents, beginning of year.....................................          5,724          3,159

Cash and cash equivalents, end of year...........................................       $ 24,515        $ 3,533

Noncash investing and financing activities:
    Transfers of loans to real estate owned......................................       $     --        $   198

Supplemental disclosures of cash flow information:
    Income taxes paid............................................................       $    140        $   198
    Interest expense.............................................................          3,112          3,299

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


1.       Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Alamogordo Financial Corporation (the "Company"), its wholly owned subsidiary, Alamogordo Federal Savings and Loan Association (the "Bank"), and Space Age City Service Corporation, a wholly owned subsidiary of the Bank. The financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter ended December 31, 2001 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2002.

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

         The allowance for loan losses is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. Management's evaluations, which are subject to periodic review by the Bank's regulators, take into consideration such factors as the Bank's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Future adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors. Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                     Three Months Ended          Six Months Ended
                                                     December 31,                December 31,
                                                     2001         2000           2001         2000
                                                     ----         ----           ----         ----
                                                                       (In Thousands)

Balance at beginning of period ....................   410          419           410          419
Provision for loan losses .........................    --           --            --           --
Charge-offs .......................................    --           (5)           --           (5)
Recoveries ........................................    --           --            --           --
                                                    -----        -----         -----        -----
Balance at end of period .......................... $ 410        $ 414         $ 410        $ 414
                                                    =====        =====         =====        =====

4.       Comprehensive Income

         Alamogordo Financial has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, Alamogordo Financial's total comprehensive income was $235 and $617 for the six months ended December 31, 2001 and 2000, respectively, and $83 and $364 for the three months ended December 31, 2001 and 2000, respectively. The difference between Alamogordo Financial's net income and total comprehensive income for these periods equals the change in the after-tax net unrealized gain or loss on securities available for sale during the applicable periods. Accumulated other comprehensive loss in the consolidated statements of financial condition represents the after-tax net unrealized loss on securities available for sale as of December 31, 2001 and June 30, 2001.

5.       Earnings Per Common Share

         The Company completed a public stock offering on May 16, 2000, issuing an additional 1,274,900 shares of its $.10 par value common stock. Basic earnings per share ("EPS") of $.06 and $.13, respectively is calculated based on the net income for the three months ended December 31, 2001 and 2000 divided by the average number of shares outstanding during the three months ended December 31, 2001 and 2000 of 1,246,440 (1,275,000 less 28,560 shares held in trust for the ESOP Plan). Basic EPS of $.18 and $.24, respectively is calculated based on the net income for the six months ended December 31, 2001 and 2000 divided by the average number of shares outstanding during the six months ended December 31, 2001 and 2000 of 1,246,440 (1,275,000 less 28,560 shares held in trust for the ESOP Plan). Diluted EPS of $.06 and $.18, respectively is calculated based on the net income for the three months and the six months ended December 31, 2001 divided by the average number of diluted shares outstanding during the three months and the six months ended December 31, 2001 of 1,259,173 (1,246,440 shares adjusted for the effect of all dilutive potential common shares outstanding during the period). Diluted EPS of $.13 and .24, respectively, is calculated based on the net income for the three months and the six months ended December 31, 2000 divided by the average number of shares outstanding during the three months and the six months ended December 31, 2000 of 1,246,440 (1,275,000 less 28,560 shares held in trust for the ESOP Plan).

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

Comparison of Financial Condition at December 31, 2001 and June 30, 2001

         Alamogordo Financial's total assets increased by $10.9 million, or 7.4%, to $157.5 million at December 31, 2001, from $146.6 million at June 30, 2001. The increase resulted primarily from an increase in cash and cash equivalents, partially offset by a decrease in securities and loans receivable. Cash and cash equivalents increased by $18.8 million, or 329.8%, to $24.5 million from $5.7 million primarily due to the net proceeds from securities and loan payments and an increase in deposits. Securities, including mortgage-backed securities, decreased by $2.7 million, or 38.6%, to $4.3 million from $7.0 million as a result of maturities and repayments, partially offset by purchases. Loans receivable decreased by $5.0 million, or 4.1%, to $118.0 million from $123.0 million as a result of principal repayments and loan payoffs surpassing new loan originations.

         Total deposits increased by $11.4 million, or 9.6%, to $129.7 million at December 31, 2001 from $118.3 million at June 30, 2001. The increase resulted primarily from a $10.0 million, or 10.2%, increase in certificate accounts to $108.3 million from $98.3 million. The increase in certificate accounts resulted primarily from the offering of new certificate products and an aggressive pricing strategy. Transaction and savings deposits increased $800,000, or 4.6%, to $18.3 million from $17.5 million.

         Equity increased by $209,000, or .8%, to $27.0 million from $26.8 million primarily due to earnings over the period of $227,000 and the amortization of $115,000 of stock awards, partially offset by dividends paid to stockholders of $170,000. As of December 31, 2001, Alamogordo Federal had $25.0 million of tangible capital or 15.9% of tangible assets, $25.0 million of core capital or 15.9% of total adjusted assets, and $25.4 million of risk-based capital or 31.9% of risk-weighted assets.

Comparison of Operating Results for the Three Months Ended December 31, 2001 and 2000

         General. Net income decreased by $80,000, or 50.3%, to $79,000 for the three months ended December 31, 2001, from $159,000 for the three months ended December 31, 2000. The decrease resulted from a decrease in interest income and an increase in other expenses, partially offset by a decrease in interest expense and the provision for income taxes.

         Interest Income. Interest income decreased by $155,000, or 6.0%, to $2.4 million for the three months ended December 31, 2001 from $2.6 million for three months ended December 31, 2000. Interest and fees on loans receivable decreased by $29,000, or 1.3%, to $2.2 million from $2.3 million. The decrease resulted from a 42 basis point decrease in the average yield on the loan portfolio to 7.49% from 7.91% and the placement of nonperforming loans on nonaccrual status, and was partially offset by a $4.9 million, or 4.3%, increase in the average balance of loans receivable to $119.2 million from $114.3 million due to new loan programs. Interest on securities, including mortgage-backed securities, decreased by $206,000, or 82.1%, to $45,000 from $251,000. This decrease resulted from a $12.4 million, or 73.0%, decrease in the average balance of securities due to maturities and repayment of principal and a 199 basis point decrease in the average yield on securities from 5.92% to 3.93%. Interest on other interest-earning assets increased by $80,000, or 166.7%, to $128,000 from $48,000. This increase resulted from a $19.8 million increase in the average balance of other interest- earning assets, the effects of which were partially offset by an decrease in the average yield of 647 basis points. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

         Interest Expense. Interest expense on deposits decreased by $36,000, or 2.3%, to $1.55 million for the three months ended December 31, 2001 from $1.59 million for the three months ended December 31, 2000. Interest expense on transaction and savings accounts decreased to $62,000 from $133,000, as the average cost decreased 180 basis points to 1.35% from 3.15%, and was partially offset by a $1.5 million increase in the average balance of transaction and savings accounts from $16.9 million to $18.4 million. The decrease in the average cost is a result of a general decrease in shorter-term market rates of interest. Interest expense on certificate accounts increased by $35,000 to $1.49 million from $1.46 million, as an increase in the average balance of certificate accounts of $12.3 million from $96.2 million to $108.5 million was offset by a 56 basis point decrease in the average cost to 5.50% from 6.06%. Interest expense on borrowings decreased by $39,000 as the average balance of Federal Home Loan Bank advances was $2.5 million for the three months ended December 31, 2000, as compared to none for the current period.

         Net Interest Income. Net interest income decreased by $80,000 or 8.6%, to $851,000 for the three months ended December 31, 2001 from $931,000 for the three months ended December 31, 2000. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, decreased by 33 basis points to 1.70% from 2.03%.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending the levels of nonperforming and other classified loans. The Company's nonperforming loans increased to $2.2 million at December 31, 2001 from $581,000 at September 30, 2001. The increase in nonperforming loans is primarily the result of one nonresidential real estate loan with an aggregate principal balance of $1.6 million as of December 31, 2001 that was placed in non-accrual status during December 2001. Based on our evaluation of the preceding factors, and based on loan allowance charge-offs of $5,000 for the three months ended December 31, 2000, we made no provision for loan losses. The allowance for loan losses decreased to $410,000, or 18.5% of total nonperforming loans at December 31, 2001 from $410,000, or 43.0% of total nonperforming loans at June 30, 2001. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses at December 31, 2001 and June 30, 2001 was adequate. Management is currently engaged in efforts to restructure the $1.6 million nonresidential real estate loan that was placed on nonaccrual status during December 2001, and the ultimate collectibility of this loan is uncertain at this time. Accordingly, although management believes that the allowance for loan losses was adequate as of December 31, 2001, there can be no assurances that future provisions relating to this loan may not be necessary in the future.

         Other Income. Total other income decreased by $2,000, or 1.8%, to $109,000 from $111,000. Service charges and fees increased by $4,000, or 5.6%. Loss on sale of real estate owned totaled $3,000 for the three months ended December 31, 2001 as compared to a gain on sale of real estate owned of $4,000 for the previous period.

         Other Expense. Total other expense increased by $48,000, or 6.0%, to $847,000 for the three months ended December 31, 2001 from $799,000 for the three months ended December 31, 2000. Salaries and benefits expense increased by $51,000, primarily due to compensation expense recognized for the ESOP and stock awards plans.

         Provision for Income Taxes. The provision for income taxes decreased to $34,000, or 30.1% of net income before income taxes, from $84,000, or 34.6% of net income before income taxes. The decrease in the provision resulted from a decrease in net income before income taxes. The decrease in effective tax rate resulted from changes in deferred tax items.

Comparison of Operating Results for the Six Months Ended December 31, 2001 and 2000

         General. Net income decreased by $76,000, or 25.1%, to $227,000 for the six months ended December 31, 2001, from $303,000 for the six months ended December 31, 2000. The decrease resulted from a decrease in interest income and an increase in other expenses, partially offset by a decrease in interest expense and the provision for income taxes.

         Interest Income. Interest income decreased by $194,000, or 3.8%, to $4.9 million for the six months ended December 31, 2001 from $5.1 million for the six months ended December 31, 2000. Interest and fees on loans decreased by $71,000, or 1.6%. The decrease resulted from a 26 basis point decrease in the average yield on the loan portfolio to 7.86% from 7.60% and the placement of nonperforming loans on nonaccrual status, and was partially offset by a $5.8 million, or 5.0%, increase in the average balance of loans receivable to $120.9 million from $115.1 million due to new loan programs. Interest on securities, including mortgage-backed securities, decreased by $403,000, or 80.4%, to $98,000 from $501,000. This decrease resulted from a $12.5 million, or 73.8%, decrease in the average balance of securities due to maturities and repayment of principal and a 148 basis point decrease in the average yield on securities from 5.89% to 4.41%. Interest on other interest-earning assets increased by $138,000, or 142.3%, to $235,000 from $97,000. This increase resulted from a $14.7 million increase in the average balance of other interest-earning assets, the effects of which were partially offset by an decrease in the average yield of 624 basis points. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

         Interest Expense. Interest expense on deposits decreased by $158,000, or 4.8%, to $3.1 million for the six months ended December 31, 2001 from $3.3 million for the six months ended December 31, 2000. Interest expense on transaction and savings accounts decreased to $162,000 from $264,000, as the average cost decreased 134 basis points to 1.81% from 3.15%, and was partially offset by a $1.1 million increase in the average balance of transaction and savings accounts from $16.8 million to $17.9 million. The decrease in the average cost is a result of a general decrease in shorter-term market rates of interest. Interest expense on certificate accounts increased by $79,000 to $3.0 million from $2.9 million, as an increase in the average balance of certificate accounts of $9.8 million from $95.6 million to $105.4 million was offset by a 41 basis point decrease in the average cost to 5.62% from 6.03%. Interest expense on borrowings decreased by $135,000 as the average balance of Federal Home Loan Bank advances was $4.1 million for the three months ended December 31, 2000, as compared to none for the current period.

         Net Interest Income. Net interest income decreased by $36,000, or 2.0%, to $1.81 million for the six months ended December 31, 2001 from $1.84 million for the six months ended December 31, 2000. The net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, decreased by 13 basis points to 1.87% from 2.00%.

         Provision for Loan Losses. Based on the factors described above, and based on loan allowance charge- offs of $5,000 for the six months ended December 31, 2000, we made no provision for loan losses in either period. Management believes that the allowance for loan losses at December 31, 2001 was adequate.

         Other Income. Total other income increased by $14,000, or 6.7%, to $224,000 from $210,000. Service charges and fees increased by $13,000, or 9.4%, primarily due to deposit account service charges. Loss on sale of real estate owned totaled $3,000 for the six months ended December 31, 2001 as compared to a gain on sale of real estate owned of $4,000 for the previous period.

         Other Expenses. Total other expense increased by $118,000, or 7.4%, to $1.7 million for the six months ended December 31, 2001 from $1.6 million for the six months ended December 31, 2000. Salaries and benefits expense increased by $125,000, primarily due to compensation expense recognized for the ESOP and stock awards plans.

         Provision for Income Taxes. The provision for income taxes decreased to $116,000, or 33.8% of net income before income taxes, from $180,000, or 37.3% of net income before income taxes. The decrease in the provision resulted from a decrease in net income before income taxes. The decrease in effective tax rate resulted from changes in deferred tax items.

Liquidity

         Alamogordo Federal is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Alamogordo Federal's liquidity ratio averaged 18.72% during the quarter ended December 31, 2001, and was 19.46% at December 31, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Dividends on Common Stock
                  On January 11, 2002, the Company declared a quarterly cash dividend of $.15 per share that was paid on February 1, 2002. AF Mutual Holding Company, which owns 918,000 shares of stock in the Company, waived receipt of $.1175 per share of its quarterly dividend, thereby reducing the actual dividend payout to $85,983.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         None.
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                              Alamogordo Financial Corporation

                                                   /s/ R. Miles Ledgerwood
Date: February 8, 2002                        By:  _____________________________
                                                   R. Miles Ledgerwood
                                                   President and Chief Executive
                                                   Officer


                                                   /s/ Norma J. Clute
Date: February 8, 2002                        By:  _____________________________
                                                   Norma J. Clute
                                                   CFO and Treasurer