Form 10QSB
period 2002-03-31
ALAMOGORDO FINANCIAL CORP
filed 2002-05-10
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ______________________________

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

                         Commission file number 0-29655


                        Alamogordo Financial Corporation
        (Exact name of small business issuer as specified in its charter)

    United States of America                                    74-2819148
(State or other jurisdiction of                               (IRS Employer
  incorporation or organization)                          Identification Number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of May 9, 2002, the Company had 1,292,317 shares of common stock outstanding, par value $.10 per share.

   Transitional Small Business Disclosure Format (check one):  Yes  /  / No  /x/

                           ALAMOGORDO FINANCIAL CORPORATION

                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets as of
             March 31, 2002 and June 30, 2001..................................1

          Consolidated Statements of Income for the
            three months and nine months ended
            March 31, 2002 and 2001............................................2

          Consolidated Statement of Changes in Stockholders'
            Equity for the nine months ended
            March 31, 2002.....................................................3

          Consolidated Statements of Cash Flows for the
            nine months ended
            March 31, 2002 and 2001............................................4

          Notes to Unaudited Consolidated Financial Statements.................5

          Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations..................................................7

PART II.  OTHER INFORMATION...................................................10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        Alamogordo Financial Corporation
                        Consolidated Balance Sheets as of
                        March 31, 2002 and June 30, 2001
                                   (Unaudited)

                                                                        At                       At
                                                                  March 31, 2002          June 30, 2001
                                                                          (Dollars in thousands)
ASSETS
Cash and cash equivalents.................................      $    21,032              $     5,724
Securities:
      Available for sale..................................            8,246                    5,665
      Held to maturity....................................              725                    1,302
Loans, net................................................          117,286                  122,995
Real estate owned, net....................................              167                      133
Premises and equipment, net...............................            7,931                    8,184
Stock in Federal Home Loan Bank, at cost..................            1,556                    1,519
Accrued interest..........................................              621                      781
Income taxes receivable...................................               --                       15
Other assets..............................................              181                      261
                                                                -----------              -----------
    Total assets..........................................      $   157,745              $   146,579
                                                                ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits..................................................      $   129,445              $   118,257
Escrows...................................................              705                    1,063
Accrued interest and other liabilities....................              157                      210
Deferred income taxes.....................................              187                      232
Income taxes payable......................................               30                       --
                                                                -----------              -----------
   Total liabilities......................................          130,524                  119,762
                                                                -----------              -----------
STOCKHOLDERS' EQUITY
Common Stock, $.10 par value,10,000,000 shares
 authorized, 1,275,000 shares outstanding.................              128                      128
Additional paid-in capital................................            3,177                    3,187
Retained earnings, substantially restricted...............           24,448                   24,071
Unearned ESOP shares and stock awards.....................             (527)                    (559)
Accumulated other comprehensive income....................               (5)                     (10)
                                                                -----------              -----------
    Total stockholders' equity............................           27,221                   26,817
                                                                -----------              -----------
Total liabilities and stockholders' equity................      $   157,745              $   146,579
                                                                ===========              ===========

See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                        Consolidated Statements of Income
                   For the three months and nine months ended
                             March 31, 2002 and 2001
                                   (Unaudited)


                                                            Three Months Ended             Nine Months Ended
                                                                 March 31,                     March 31,
                                                           2002           2001            2002           2001
                                                          ------         ------          ------         ------
                                                                             (In Thousands)

Interest income:
  Interest and fees on loans.........................  $    2,268      $    2,251     $    6,865     $    6,777
  Interest on securities.............................          15             156             49            576
  Interest on mortgage-backed securities.............          41              40            106            121
  Interest on other interest earning assets..........         103              75            338            172
                                                       ----------      ----------     ----------     ----------
   Total interest income.............................       2,427           2,522          7,358          7,646

Interest expense:
  Interest on deposits...............................       1,403           1,550          4,526          4,695
  Interest on FHLB and other borrowings..............          --               6             --            141
                                                       ----------      ----------     ----------     ----------
   Total interest expense ...........................       1,403           1,556          4,526          4,836
                                                       ----------      ----------     ----------     ----------
    Net interest income..............................       1,024             966          2,832          2,810

Provision for loan losses............................          --              --             --             --
                                                       ----------      ----------     ----------     ----------
  Net interest income, after provision for loan losses      1,024             966          2,832          2,810
                                                       ----------      ----------     ----------     ----------
Other income (loss)
  Service charges and fees...........................          68              74            220            213
  Gain (loss) on sale of real estate owned...........          30              (1)            27              3
  Loss on sale of securities.........................          --              (5)            --             (5)
  Other..............................................          34              35            110            102
                                                       ----------      ----------     ----------     ----------
   Total other income................................         132             103            357            313
                                                       ----------      ----------     ----------     ----------
Other expenses
  Salaries and benefits..............................         372             312          1,179            993
  Occupancy .........................................         162             172            503            526
  Data processing fees...............................          68              69            197            202
  Federal insurance premiums and other insurance
    expense..........................................          17              16             51             49
  Advertising .......................................           5               7             36             41
  Other..............................................         158             125            506            461
                                                       ----------      ----------     ----------     ----------
   Total other expenses..............................         782             701          2,472          2,272
                                                       ----------      ----------     ----------     ----------
   Income before income taxes........................         374             368            717            851
                                                       ----------      ----------     ----------     ----------

Provision for income taxes...........................         134             128            250            308
                                                       ----------      ----------     ----------     ----------
   Net income........................................  $      240      $      240     $      467     $      543
                                                       ==========      ==========     ==========     ==========

Basic earnings per common share (Note 5).............  $      .19      $      .19     $      .38     $      .44
Diluted earnings per common share (Note 5)...........  $      .19      $      .19     $      .37     $      .43
                                                       ==========      ==========     ==========     ==========



See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
            Consolidated Statement of Changes in Stockholders' Equity
                        Nine months ended March 31, 2002
                                   (Unaudited)


                                                                                          Unearned       Accumulated
                                                             Additional                 ESOP Shares        Other
                                                  Common      Paid-In       Retained     & Stock        Comprehensive      Total
                                                  Stock       Capital       Earnings      Awards           Income          Equity
                                                  -----     ----------      --------     --------       -------------    ---------
                                                                                       (In Thousands)


Balances at June 30, 2001                       $ 128       $    3,187      $ 24,071     $   (559)        $  (10)        $  26,817

Stock awards adjustment                            --              (10)           --           --             --

Amortization of stock awards                       --               --           137           --             --               137

Release of ESOP stock                              --               --            25           --             --                25

ESOP stock note payment                            --               --            --           22             --                22

Dividends                                          --               --          (252)          --             --              (252)

Comprehensive income
      Net income...............................    --               --           467           --             --               467

    Other comprehensive income, net of tax:
      Change in unrealized loss on securities
        available for sale, net of deferred
        income tax benefit of  $3,327..........    --               --            --           --              5                 5
                                                                                                                         ---------
    Total comprehensive income.................                                                                                472
                                                -----       ----------      --------     --------         ------         ---------

Balances at March 31, 2002..................... $ 128       $    3,177      $ 24,448     $   (527)        $   (5)        $  27,221
                                                =====       ==========      ========     ========         ======         =========
See accompanying notes to consolidated financial statements.

                        Alamogordo Financial Corporation
                      Consolidated Statements of Cash Flows
                    Nine months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                         Nine months ended March 31,
                                                                                           2002            2001
                                                                                          ------          ------
                                                                                               (in thousands)
Cash flows from operating activities:
    Net income...................................................................       $    467        $   543

    Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation.................................................................            282            276
    Net amortization of premiums and accretion of discounts on securities........             29             10
    Gain on sales of other real estate owned.....................................            (27)            (3)
    Decrease in provision for loan losses........................................             --             (9)
    Decrease in accrued  interest receivable.....................................            160            292
    Decrease in income taxes receivable..........................................             15             --
    (Increase) decrease in other assets..........................................             80             (5)
    Decrease in accrued interest payable and other liabilities...................            (53)           (12)
    Increase (decrease) in deferred income taxes payable.........................            (45)           266
    Increase (decrease) in income taxes payable..................................             30             (3)
    Amortization of stock awards.................................................            137             --
                                                                                        --------        -------
       Net cash provided by operating activities.................................          1,075          1,355

Cash flows from investing activities:
    Proceeds from maturities, calls, and principal payments  of securities
        available-for-sale.......................................................          4,466          5,098
    Proceeds from maturities and principal payments of
        securities held-to-maturity..............................................            576            466
    Proceeds from sales of securities available-for-sale.........................             --          5,000
    Purchases of securities available-for-sale...................................         (7,070)            --
    Purchases of FHLB stock......................................................            (37)           (68)
    Net (increase) decrease in loans.............................................          5,811         (1,221)
    Purchases of loans...........................................................           (238)           (78)
    Purchases of premises and equipment..........................................            (29)           (45)
    Net proceeds from sales/claims of real estate owned..........................            129            341
                                                                                        --------        -------
       Net cash provided  by investing activities................................          3,608          9,493

Cash flows from financing activities:
    Net increase in deposits.....................................................         11,188          3,282
    Net decrease in escrows......................................................           (358)          (260)
    Payments on advances from Federal Home Loan Bank.............................             --         (5,000)
    Cash dividends paid on common stock..........................................           (252)          (136)
    Release of ESOP shares.......................................................             25             --
    ESOP stock note payment......................................................             22             21
                                                                                        --------        -------
       Net cash provided by (used in) financing activities.......................       $ 10,625        $(2,093)
                                                                                        --------        -------

Net increase in cash and cash equivalents........................................       $ 15,308        $ 8,755

Cash and cash equivalents, beginning of year.....................................          5,724          3,159
                                                                                        --------        -------

Cash and cash equivalents, end of year...........................................       $ 21,032        $11,914
                                                                                        ========        =======

Noncash investing and financing activities:
    Transfers of loans to real estate owned......................................       $    198        $   398

Supplemental disclosures of cash flow information:
    Income taxes paid............................................................       $    254        $   320
    Interest expense.............................................................          4,568          4,872

See accompanying notes to consolidated financial statements.


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


1.  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Alamogordo Financial Corporation ("Alamogordo Financial) or (the "Company"), its wholly owned subsidiary, Alamogordo Federal Savings and Loan Association ("Alamogordo Federal") or (the "Bank"), and Space Age City Service Corporation, a wholly owned subsidiary of the Bank. The financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter ended March 31, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2002.

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

                                          Three Months Ended  Nine Months Ended
                                              March 31,             March 31,
                                          2002       2001       2002       2001
                                          ----       ----       ----       ----
                                                      (In Thousands)

Balance at beginning of period .........  410         414       410        419
Provision for loan losses ..............   --          --        --         --
Charge-offs ............................   --          (4)       --         (9)
Recoveries .............................   --          --        --         --
                                         ----        ----      ----       ----
Balance at end of period ............... $410        $410      $410       $410
                                         ====        ====      ====       ====

4.       Comprehensive Income

         Alamogordo Financial has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, Alamogordo Financial's total comprehensive income was $472 and $954 for the nine months ended March 31, 2002 and 2001, respectively, and $237 and $337 for the three months ended March 31, 2002 and 2001, respectively. The difference between Alamogordo Financial's net income and total comprehensive income for these periods equals the change in the after-tax net unrealized gain or loss on securities available for sale during the applicable periods. Accumulated other comprehensive loss in the consolidated statements of financial condition represents the after-tax net unrealized loss on securities available for sale as of March 31, 2002 and June 30, 2001.

5.       Earnings Per Common Share

         The Company completed a public stock offering on May 16, 2000, issuing an additional 1,274,900 shares of its $.10 par value common stock. Basic earnings per share ("EPS") of $.19 and $.19 for the three months ended March 31, 2002 and 2001, respectively, is calculated based on net income divided by the average number of shares outstanding during the periods of 1,246,440 (1,275,000 less 28,560 shares held in trust for the ESOP Plan). Basic EPS of $.38 and $.44 for the nine months ended March 31, 2002 and 2001, respectively, is calculated based on net income divided by the average number of shares outstanding during the periods of 1,246,440 (1,275,000 less 28,560 shares held in trust for the ESOP Plan). Diluted EPS of $.19 and $.37 for the three months and the nine months ended March 31, 2002, respectively, is calculated based on net income divided by the average number of diluted shares outstanding during the periods of 1,262,222 (1,246,440 shares adjusted for the effect of all dilutive potential common shares outstanding during the period). Diluted EPS of $.19 and $.43 for the three months and the nine months ended March 31, 2001, respectively, is calculated based on net income divided by the average number of diluted shares outstanding during the periods of 1,251,438 (1,246,440 shares adjusted for the effect of all dilutive potential common shares outstanding during the period).

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

Comparison of Financial Condition at March 31, 2002 and June 30, 2001

         Alamogordo Financial's total assets increased by $11.1 million, or 7.6%, to $157.7 million at March 31, 2002, from $146.6 million at June 30, 2001. The increase resulted primarily from an increase in cash and cash equivalents and securities, partially offset by a decrease in loans receivable. Cash and cash equivalents increased by $15.3 million, or 268.4%, to $21.0 million from $5.7 million primarily due to the net proceeds from loan payments and an increase in deposits. Securities, including mortgage-backed securities, increased by $2.0 million, or 28.6%, to $9.0 million from $7.0 million as a result of purchases, partially offset by maturities and repayments. Loans receivable decreased by $5.7 million, or 4.6%, to $117.3 million from $123.0 million as a result of principal repayments and loan payoffs surpassing new loan originations.

         Total deposits increased by $11.1 million, or 9.4%, to $129.4 million at March 31, 2002 from $118.3 million at June 30, 2001. The increase resulted primarily from a $9.5 million, or 9.7%, increase in certificate accounts to $107.8 million from $98.3 million. The increase in certificate accounts resulted primarily from the offering of new certificate products and an aggressive pricing strategy. Transaction and savings deposits increased $1.4 million, or 8.0%, to $18.9 million from $17.5 million.

         Equity increased by $404,000, or 1.5%, to $27.2 million from $26.8 million primarily due to earnings over the period of $467,000 and the amortization of $137,000 of stock awards, partially offset by dividends paid to stockholders of $252,000. As of March 31, 2002, Alamogordo Federal had $25.3 million of tangible capital or 16.1% of tangible assets, $25.3 million of core capital or 16.1% of total adjusted assets, and $25.7 million of risk-based capital or 31.6% of risk-weighted assets.

Comparison of Operating Results for the Three Months Ended March 31, 2002
and 2001

         General. Net income remained stable at $240,000 for the three months ended March 31, 2002 and 2001. A decrease in interest income and increases in other expenses and the provision for income taxes were offset by a decrease in interest expense and an increase in other income.

         Interest Income. Interest income decreased by $95,000, or 3.8%, to $2.4 million for the three months ended March 31, 2002 from $2.5 million for three months ended March 31, 2001. Interest and fees on loans receivable increased by $17,000 and resulted from a $2.9 million, or 2.5%, increase in the average balance of loans receivable to $117.4 million from $114.5 million and was partially offset by a 14 basis point decrease in the average yield on the loan portfolio to 7.72% from 7.86%. Interest on securities decreased by $141,000, or 90.4%, to $15,000 from $156,000. This decrease resulted from a $9.5 million, or 85.6%, decrease in the average balance of securities due to maturities and repayment of principal and a 197 basis point decrease in the average yield on securities from 5.63% to 3.66%. Interest on other interest-earning assets increased by $28,000, or 37.3%, to $103,000 from $75,000. This increase resulted from an $18.7 million increase in the average balance of other interest-earning assets, the effects of which were partially offset by a decrease in the average yield of 496 basis points. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

         Interest Expense. Interest expense on deposits decreased by $147,000, or 9.8%, to $1.4 million for the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2001. Interest expense on transaction and savings accounts decreased to $37,000 from $104,000, as the average cost decreased 159 basis points to 0.80% from 2.39%, and was partially offset by a $1.0 million increase in the average balance of transaction and savings accounts from $17.4 million to $18.4 million. The decrease in the average cost is a result of a general decrease in shorter-term market rates of interest. Interest expense on certificate accounts decreased by $80,000 to $1.4 million from $1.5 million, as a 93 basis point decrease in the average cost to 5.05% from 5.98% was partially offset by an increase in the average balance of certificate accounts of $11.4 million from $96.8 million to $108.2 million. Interest expense on borrowings decreased by $6,000 as the average balance of Federal Home Loan Bank advances was $497,000 for the three months ended March 31, 2001, as compared to no such advances for the current period.

         Net Interest Income. Net interest income increased by $58,000 or 6.0%, to $1.0 million for the three months ended March 31, 2002 from $966,000 for the three months ended March 31, 2001. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 5 basis points to 2.23% from 2.18%.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending the levels of nonperforming and other classified loans. The Company's nonperforming loans increased to $2.2 million at March 31, 2002 from $953,000 at June 30, 2001. The increase in nonperforming loans is primarily the result of one nonresidential real estate loan with an aggregate principal balance of $1.6 million that was placed in non-accrual status during December 2001. During the three months ended March 31, 2002, management restructured the $1.6 million nonresidential real estate loan, and the ultimate collectibility of this loan is uncertain at this time. Based on our evaluation of the preceding factors, and based on loan allowance charge-offs of $4,000 for the three months ended March 31, 2001, we made no provision for loan losses. The allowance for loan losses was $410,000, or 18.8% of total nonperforming loans at March 31, 2002, and was $410,000, or 67.3% of total nonperforming loans at June 30, 2001. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses at March 31, 2002 and June 30, 2001 was adequate. Because of the nonresidential real estate loan placed on non-accrual status, however, there can be no assurances that future provisions relating to this loan may not be necessary in the future.


         Other Income. Total other income increased by $29,000, or 28.2%, to $132,000 from $103,000.

Service charges and fees decreased by $6,000, or 8.1%. Gain on sale of real estate owned totaled $31,000 for the three months ended March 31, 2002 as compared to a loss on sale of real estate owned of $1,000 for the previous period. Loss on sale of securities totaled $5,000 for the three months ended March 31, 2001 as compared to no loss for the current period as the result of the sale of a security.

         Other Expense. Total other expense increased by $81,000, or 11.6%, to $782,000 for the three months ended March 31, 2002 from $701,000 for the three months ended March 31, 2001. Salaries and benefits expense increased by $60,000, primarily due to compensation expense recognized for the ESOP and stock awards plans, and a decrease in the deferral of loan origination costs, as new loan originations decreased during the current period. Other expense increased by $33,000.

         Provision for Income Taxes. The provision for income taxes increased to $134,000, or 35.8% of net income before income taxes, from $128,000, or 34.8% of net income before income taxes. The increase in the provision resulted from an increase in net income before income taxes. The increase in effective tax rate resulted from changes in deferred tax items.

Comparison of Operating Results for the Nine Months Ended March 31, 2002
and 2001

         General. Net income decreased by $76,000, or 14.0%, to $467,000 for the nine months ended March 31, 2002, from $543,000 for the nine months ended March 31, 2001. The decrease resulted from a decrease in interest income and an increase in other expenses, partially offset by a decrease in interest expense, an increase in other income, and a decrease in the provision for income taxes.

         Interest Income. Interest income decreased by $288,000, or 3.7%, to $7.4 million for the nine months ended March 31, 2002 from $7.7 million for the nine months ended March 31, 2001. Interest and fees on loans increased by $88,000, or 1.3%. The increase resulted from a $4.9 million, or 4.3%, increase in the average balance of loans receivable to $119.8 million from $114.9 million, and was partially offset by a 22 basis point decrease in the average yield on the loan portfolio to 7.64% from 7.86%. Interest on securities, including mortgage-backed securities, decreased by $542,000, or 77.8%, to $155,000 from $697,000. This decrease resulted from a $11.2 million, or 70.4%, decrease in the average balance of securities due to maturities and repayment of principal and a 143 basis point decrease in the average yield on securities from 5.86% to 4.43%. Interest on other interest-earning assets increased by $166,000, or 96.5%, to $338,000 from $172,000. This increase resulted from a $16.1 million increase in the average balance of other interest-earning assets, the effects of which were partially offset by an decrease in the average yield of 549 basis points. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in market rates of interest.

         Interest Expense. Interest expense on deposits decreased by $169,000, or 3.6%, to $4.5 million for the nine months ended March 31, 2002 from $4.7 million for the nine months ended March 31, 2001. Interest expense on transaction and savings accounts decreased to $200,000 from $368,000, as the average cost decreased 142 basis points to 1.47% from 2.89%, and was partially offset by a $1.1 million increase in the average balance of transaction and savings accounts from $17.0 million to $18.1 million. The decrease in the average cost is a result of a general decrease in shorter-term market rates of interest. Interest expense on certificate accounts remained stable at $4.3 million as an increase in the average balance of certificate accounts of $10.4 million from $96.0 million to $106.4 million was offset by a 59 basis point decrease in the average cost to 5.42% from 6.01%. Interest expense on borrowings decreased by $141,000 as the average balance of Federal Home Loan Bank advances was $2.9 million for the nine months ended March 31, 2001, as compared to none for the current period.

         Net Interest Income. Net interest income increased by $22,000, or 0.8%, to $2.83 million for the nine months ended March 31, 2002 from $2.81 million for the nine months ended March 31, 2001. The net interest rate spread decreased by 7 basis points to 1.99% from 2.06%.

         Provision for Loan Losses. Based on the factors described above, and based on loan allowance charge-offs of $9,000 for the nine months ended March 31, 2001, we made no provision for loan losses in either period. Management believes that the allowance for loan losses at March 31, 2002 was adequate. Because of the nonresidential real estate loan placed on non-accrual status as discussed above, however, there can be no assurances that future provisions relating to this loan may not be necessary in the future.

         Other Income. Total other income increased by $44,000, or 14.1%, to $357,000 from $313,000. Service charges and fees increased by $7,000, or 3.3%. Gain on sale of real estate owned totaled $27,000 for the nine months ended March 31, 2002 as compared to $3,000 for the previous period. Loss on sale of securities totaled $5,000 for the nine months ended March 31, 2001 as compared to no loss for the current period as the result of the sale of a security.

         Other Expenses. Total other expense increased by $200,000, or 8.7%, to $2.5 million for the nine months ended March 31, 2002 from $2.3 million for the nine months ended March 31, 2001. Salaries and benefits expense increased by $186,000, primarily due to compensation expense recognized for the ESOP and stock awards plans. Other expense increased by $45,000.

         Provision for Income Taxes. The provision for income taxes decreased to $250,000, or 34.9% of net income before income taxes, from $308,000, or 36.2% of net income before income taxes. The decrease in the provision resulted from a decrease in net income before income taxes. The decrease in effective tax rate resulted from changes in deferred tax items.

Liquidity

         Alamogordo Federal is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. Alamogordo Federal's liquidity ratio averaged 20.07% during the quarter ended March 31, 2002, and was 20.48% at March 31, 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Dividends on Common Stock
                  On April 17, 2002, the Company declared a quarterly cash dividend of $.17 per share. The dividends are payable to stockholders of record as of May 1, 2002, and will be paid on May 15, 2002. AF Mutual Holding Company, which owns 918,000 shares of stock in the Company, waived receipt of $.1375 per share of its quarterly dividend, thereby reducing the actual dividend payout to $93,469.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         None.
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           Alamogordo Financial Corporation

                                           /s/ R. Miles Ledgerwood
                                       By: -------------------------------------
Date:    May 10, 2002                      R. Miles Ledgerwood
                                           President and Chief Executive Officer


                                           /s/ Norma J. Clute
Date:    May 10, 2002                  By: -------------------------------------
                                           Norma J. Clute
                                           CFO and Treasurer