Form 10KSB
period 2002-06-30
ALAMOGORDO FINANCIAL CORP
filed 2002-09-30
CIK 1100542

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the fiscal year ended June 30, 2002
                              -------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF1934

    For the transition period from ______ to _______.

                        Commission file number: 000-29655

                           Alamogordo Financial Corp.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

             Federal                                   74-281948
             -------                                   ---------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

         500 10th Street
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

Yes   X                 No
    -----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         The Issuer's revenues for the fiscal year ended June 30, 2002 were $9.7 million.

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the OTC Bulletin Board on September 16, 2002 was approximately $6.9 million.

         The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of September 16, 2002 was 1,292,317.

                       Documents Incorporated by Reference

         The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the Alamogordo Financial Corp. Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

II. Portions of the Alamogordo Financial Corp. 2002 Annual Report are incorporated by reference into certain items of Part II.

                                     PART I

Item 1.    Business

         Alamogordo Financial Corporation. We own 100% of the outstanding shares of Alamogordo Federal Savings and Loan Association. We have not engaged in any significant business activity other than owning the common stock of Alamogordo Federal. Our principal executive offices are located at 500 10th Street, Alamogordo, New Mexico, and our telephone number is (505) 437-9334.

         Alamogordo Federal Savings and Loan Association. Alamogordo Federal is a community-oriented savings association engaged primarily in the business of offering FDIC-insured deposits to customers and investing those deposits, together with funds generated from operations and borrowings, in loans, investment securities and mortgage-backed securities. Alamogordo Federal's mortgage loans include one- to four-family residential, multifamily and nonresidential, construction and land loans. Consumer and other loans include second mortgage, consumer, commercial business and deposit account loans. Based on total deposits, Alamogordo Federal is the second largest depository institution headquartered in Alamogordo, and the New Mexico County of Otero.

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

         The local economy is comprised primarily of tourist-related activity and light manufacturing. White Sands National Monument, home of the annual White Sands Balloon Festival, is a major attraction, as are the International Space Hall of Fame and the Lincoln National Forest.

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

         Other larger employers include Alamogordo Public Schools and the School for the Visually Handicapped, the City of Alamogordo, Gerald Champion Regional Medical Center, Van Winkles IGA, White Sands Research Center and Casa Arena Blanca Nursing Home.

Lending Activities

         Loan Portfolio Composition. At June 30, 2002, we had total loans of $118.1 million, of which $100.7 million, or 85%, were one- to four-family residential mortgages. The remainder of our mortgage loans at June 30, 2002, consisted of multi-family and nonresidential, land and construction loans. In addition, we originate consumer and other loans including second mortgage loans, consumer loans, commercial business loans, and deposit account loans. As of June 30, 2002, $5.9 million, or 5.0%, of our total loans have adjustable rates of interest.

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

                                                                              June 30,
                                         ---------------------------------------------------------------------------------
                                                  2002                        2001                         2000
                                         ----------------------    --------------------------     ------------------------
                                          Amount       Percent      Amount           Percent       Amount         Percent
                                         --------     ---------    --------         ---------     --------       ---------
                                                                       (Dollars in Thousands)
Mortgage loans:
  One- to four-family .................  $ 100,710         85.3%   $ 108,661             86.9%   $ 104,587            87.9%
  Multifamily and nonresidential ......      8,535          7.2        8,816              7.0        7,410             6.2
  Construction ........................      2,584          2.2          291              0.2          260             0.2
  Land ................................        129          0.1          364              0.3          531             0.5
                                         ---------    ---------    ---------        ---------    ---------       ---------
   Total mortgage loans ...............    111,958         94.8      118,132             94.4      112,788            94.8
                                         ---------    ---------    ---------        ---------    ---------       ---------

Consumer and other loans:
  Second mortgage .....................      1,585          1.3%       2,008              1.6%       1,830             1.5
  Consumer ............................      1,260          1.1        1,503              1.2        1,347             1.1
  Commercial business .................      2,223          1.9        1,996              1.6        1,362             1.2
  Deposit account .....................      1,067          0.9        1,471              1.2        1,693             1.4
                                         ---------    ---------    ---------        ---------    ---------       ---------
   Total consumer and other loans .....      6,135          5.2        6,978              5.6        6,232             5.2
                                         ---------    ---------    ---------        ---------    ---------       ---------

    Total loans .......................    118,093        100.0%     125,110            100.0%     119,020           100.0%
                                                      =========                     =========                    =========

Less:
  Loans in process ....................       (410)                   (1,136)                       (1,291)
  Deferred fees and discounts .........       (601)                     (570)                         (528)
  Allowance for losses ................       (539)                     (409)                         (419)
                                         ---------                 ---------                     ---------
   Total loans receivable, net ........  $ 116,543                 $ 122,995                     $ 116,782
                                         =========                 =========                     =========

         Loan Maturity Schedules. The following table sets forth the dollar amounts of fixed- and adjustable-rate loans at June 30, 2002 that are contractually due after June 30, 2003.

                                                            Fixed          Adjustable          Total
                                                     -----------------  ----------------   --------------
                                                                         (In thousands)
Mortgage loans:
   One- to four-family ...........................     $    94,260         $     2,673       $    96,933
   Multifamily and nonresidential ................           7,224                 714             7,938
   Construction ..................................              --                  --                --
   Land ..........................................             106                  --               106
Consumer and other loans .........................           3,732                  --             3,732
Add back: Loans in process .......................             410                  --               410
                                                       -----------         -----------       -----------
Total loans due after one year ...................     $   105,732         $     3,387           109,119
                                                       ===========         ===========       ===========

         Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 2002 regarding the dollar amount of loans maturing in Alamogordo Financial's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, over draft loans and loans with no stated maturity are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.

                                                      Multifamily and
                               One-to Four-Family     Nonresidential        Construction             Land         Consumer and Other
                               -------------------  -------------------  -------------------  ------------------  ------------------
                                          Weighted            Weighted              Weighted            Weighted           Weighted
                                          Average             Average               Average             Average            Average
                                Amount      Rate     Amount     Rate      Amount      Rate     Amount     Rate     Amount    Rate
                               ---------  --------  --------- ---------  ---------  --------  --------  --------  -------- --------
                                                                     (Dollars in Thousands)
Due During Years
----------------
Ending June 30,
---------------
2003 ........................  $   3,429      7.48% $     576      7.88% $   2,543      5.66% $     24     10.14% $  2,403     8.41%
2004 ........................      3,514      7.46        586      7.89         --        --        11     10.21       849     8.72
2005 ........................      3,850      7.48        663      7.94         --        --        16     10.23     1,390     8.76
2006 and 2007 ...............      7,773      7.45      2,343      7.98         --        --        68     10.14       648     8.81
2008 to 2012 ................     19,767      7.41      3,660      7.42         --        --        10     10.22       667     8.85
2013 to 2027 ................     53,539      7.35        600      7.44         --        --        --        --       178     8.86
2028 and following ..........      8,490      7.33         86      7.44         --        --        --        --        --       --
Add back: loans in process...        348                   21                   41                  --                  --
                               ---------  --------  ---------  --------- ---------  --------  --------  --------  -------- --------
Total loans .................  $ 100,710      7.38% $   8,535      7.68% $   2,584      8.75% $    129     10.16% $  6,135     8.63%
                               =========  ========  =========  ========= =========  ========  ========  ========  ======== ========

                                      Total
                               --------------------
                                           Weighted
                                           Average
                                 Amount      Rate
                               ---------  ---------
Due During Years
----------------
Ending June 30,
---------------
2003 .........................     8,974       7.24%
2004 .........................     4,960       7.47
2005 .........................     5,919       7.60
2006 and 2007 ................    10,833       7.62
2008 to 2012 .................    24,104       7.49
2013 to 2027 .................    54,317       7.41
2028 and following ...........     8,576       7.44
Add back: loans in process ...       410
                               ---------   --------
Total loans .................. $ 118,093       7.45%
                               =========   ========

     One- to Four-Family Residential Real Estate Loans. We emphasize the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner, although we also offer loans secured by properties that do not serve as the primary residence of the owner. We currently hold most of the loans that we originate in our portfolio and intend to continue to do so, although in the past we have sold loans. From time to time we purchase one- to four-family residential mortgage loans, and have purchased loans that are secured by properties that are not located in our market area. Generally, the loans that we purchase have adjustable rates of interest, and are purchased as part of our interest rate risk management strategy. As of June 30, 2002, loans secured by one- to four-family residential properties accounted for $100.7 million, or 85.3%, of our total loan portfolio.

     We originate a significant amount of 30-year fixed-rate residential real estate loans that are partially guaranteed as to repayment of principal and interest by the Department of Veterans Affairs (the "VA"). The Department of Veterans Affairs guarantees a portion of the mortgage loan principal balance against default by the borrower. VA guaranteed loans may be repaid at any time without penalty, and are assumable by another borrower at the same rate if the borrower sells a home. At June 30, 2002, $18.3 million, or 18.2%, of our one- to four-family residential real estate loans were VA guaranteed loans.

     We originate VA guaranteed loans in amounts up to 100% of the appraised value or selling price of the mortgaged property, whichever is less. In other cases, we lend up to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. On occasion we originate non-conforming loans which are tailored for the local community, but which may not satisfy the various requirements imposed by government-sponsored enterprises.

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

     We also offer adjustable-rate mortgage, or ARM, loans with a maximum term of 30 years. The adjustable-rate loans that we offer generally include limitations on the maximum increases and decreases in interest rates, and may have "teaser" rates, or relatively low initial rates of interest. We believe that adjustable-rate mortgage loans help reduce our exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. We have not originated any adjustable-rate one- to four-family residential real estate loans during the fiscal year ended June 30, 2002.

     During the fiscal year ended June 30, 2002, we purchased a $238,000 adjustable-rate loan secured by commercial real estate located in New Mexico. During the fiscal year ended June 30, 2001, we purchased a $78,000 adjustable-rate loan secured by one-to four-family residential real estate located in New Mexico. During the fiscal year ended June 30, 2000 we made no adjustable-rate loan purchases. At June 30, 2002, our portfolio included $2.7 million of adjustable-rate one- to four-family residential mortgage loans, or 2.3% of our total loan portfolio. Almost all of the adjustable-rate loans that we currently own were purchased from another lender and are secured by real estate located outside of our market area.

     Multifamily and Nonresidential Real Estate Lending. Our multifamily and nonresidential real estate loans include real estate loans secured primarily by first liens on commercial real estate and apartment buildings. The commercial real estate properties are predominantly nonresidential properties such as office buildings, retail stores and more specialized properties such as churches, mobile home parks and restaurants. Loans secured by commercial real estate totaled $6.4 million, or 5.4%, of our total loan portfolio as of June 30, 2002, and consisted of 29 loans outstanding with an average loan balance of approximately $220,000. Loans secured by multifamily residential real estate totaled $2.1 million, or 1.8%, of our total loan portfolio as of June 30, 2002, and consisted of four loans outstanding with an average loan balance of approximately $539,000. Substantially all of our commercial real estate and multifamily loans are secured by properties located in our primary market area. As of June 30, 2002, we had one multifamily residential real estate loan and two commercial real estate loans with balances in excess of $500,000. One of the commercial real estate loans was restructured during the year ended June 30, 2002, as discussed below in "--Asset Quality--Non-Performing Loans." As of June 30, 2002, each of our loans with balances in excess of $500,000 was performing in accordance with its contractual terms.

     As part of our ongoing interest rate risk management, we offer adjustable-rate commercial and multifamily real estate loans. The initial interest rates on these loans adjust after an initial three or five year period to new market rates that generally range between 200 to 350 basis points over the then-current three or five year U.S. Treasury or FHLB rates. Commercial and multifamily residential real estate loans typically have a term of approximately 10 years, with an amortization schedule of approximately 20 years, and may be repaid subject to certain penalties.

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

     Multifamily and nonresidential real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Multifamily and nonresidential real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the economy generally.

     Construction and Land Loans. We originate acquisition, development and construction loans to builders in our market area. Acquisition loans are made to help finance the purchase of land intended for further development, including single-family houses, multifamily housing, and commercial income property. Loans for the acquisition of land are generally limited to our most creditworthy customers. In general, the maximum loan-to-value ratio for a land acquisition loan is 60% of the appraised value of the property. Development loans are often made in conjunction with development and construction loans. Acquisition loans may also be made to borrowers who already own the property, but who require additional financing to develop the property.

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

     Consumer and Other Loans. The Bank originates a variety of consumer and other loans, including second mortgage loans, consumer loans, deposit account loans and commercial business loans. As of June 30, 2002, consumer and other loans totaled $6.1 million, or 5.2% of the total loan portfolio. Our second mortgage loans include fixed-rate, fixed-term second mortgage and home equity loans. Our second mortgage loans are offered in amounts up to 90% of the appraised value of the property (including prior liens). Other consumer loans primarily include loans secured by personal property such as autos, recreational vehicles and boats, although we make a small number of unsecured loans that are personally guaranteed. Our procedures for underwriting consumer loans include an assessment of an applicant's credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate, such as automobiles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, the repayment of consumer loans depends on the borrower's continued financial stability, as their repayment is more likely than a single family mortgage loan to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws (including bankruptcy and insolvency laws) may limit the amount that can be recovered on such loans.

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

     The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                                                 Years Ended June 30,
                                                       ----------------------------------------
                                                          2002           2001           2000
                                                       ---------       ---------      ---------
                                                                     (In Thousands)
Loans receivable, net, at beginning of period ......   $ 122,995       $ 116,782      $ 115,949

Loans originated:
  Mortgage loans:
   One- to four-family .............................      12,061          18,480          9,062
   Multifamily and nonresidential ..................       2,730           1,231            208
   Construction ....................................       3,072           3,071          3,811
   Land ............................................         815              91            793
                                                       ---------       ---------      ---------
     Total mortgage loans originated ...............      18,678          22,873         13,874
                                                       ---------       ---------      ---------
  Consumer and other loans:
   Commercial ......................................       1,147           1,754          2,160
   Second mortgage, consumer and deposit account ...       2,849           1,810          2,838
                                                       ---------       ---------      ---------
     Total consumer and other loans originated .....       3,996           3,564          4,998
                                                       ---------       ---------      ---------
Loans purchased:
  Mortgage loans:
   One- to  four-family ............................          --              78             --
   Multifamily and nonresidential ..................         238              --             --
   Construction ....................................          --              --             --
   Land ............................................          --              --             --
                                                       ---------       ---------      ---------
     Total loans purchased .........................         238              78             --
                                                       ---------       ---------      ---------
Loans sold:
  Mortgage loans:
   One- to  four-family ............................          --              --             --
   Multifamily and nonresidential ..................          --              --             --
   Construction ....................................          --              --             --
   Land ............................................          --              --             --
                                                       ---------       ---------      ---------
     Total loans sold ..............................          --              --             --
                                                       ---------       ---------      ---------

     Principal repayments ..........................     (29,929)        (20,425)       (19,640)
                                                       ---------       ---------      ---------

Increase (decrease) in other items, net ............         565             123          1,601
                                                       ---------       ---------      ---------

Loans receivable, net, at end of period ............   $ 116,543       $ 122,995      $ 116,782
                                                       =========       =========      =========

     Loan Approval Procedures and Authority. Once we receive a completed application, it is presented to the Loan Committee, which consists of Alamogordo Federal's directors, senior management and loan officers. Our President has lending authority up to $50,000, and other officers may have individual lending authority up to $35,000. Loans of up to $250,000 may be approved by any three members of the Loan Committee (other than loan officers). All loans of over $250,000 must be approved by the Board of Directors.

     Upon receipt of a completed loan application from a prospective borrower, we order a credit report and we verify certain other information. If necessary, we obtain additional financial or credit related information. We require an appraisal for all mortgage loans including loans made to refinance existing mortgage loans. Appraisals are performed by licensed or certified third-party appraisal firms which have been approved by our Board of Directors. We require title insurance on all first mortgage loans and certain other loans. We require borrowers to obtain hazard insurance, and if applicable, we may require borrowers to obtain flood insurance prior to closing. Generally, borrowers are required to deposit funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, flood insurance, hazard insurance, and private mortgage insurance premiums, if required.

Asset Quality

     One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures, have historically resulted in low delinquency ratios and low levels of non-performing assets. These factors have helped strengthen our financial condition.

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

     Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2002.

                                                     Loans Delinquent For:
                             --------------------------------------------------------------------
                                                                        90 Days and Over
                                      30-89 Days                      and Nonaccrual Loans               Total Delinquent Loans
                             -----------------------------      ---------------------------------     ----------------------------
                                                   Percent                                Percent                          Percent
                                                   Of Loan                                Of Loan                          of Loan
                             Number     Amount    Category      Number        Amount     Category     Number    Amount    Category
                             ------     ------    --------      ------        ------     --------     ------    ------    --------
                                                                      (Dollars in Thousands)
Mortgage loans:
 One- to four-family ......      11     $  562       0.56%           7        $  276        0.27%         18    $  838       0.83%
 Multifamily and
  nonresidential ..........       2        449       5.26            2         1,794       21.02           4     2,243      26.28
 Construction .............      --         --         --           --            --          --          --        --         --
 Land .....................      --         --         --           --            --          --          --        --         --
                             ------     ------                  ------        ------                  ------    ------
Total mortgage loans ......      13      1,011       0.90            9         2,070        1.85          22     3,081       2.75
                             ------     ------                  ------        ------                  ------    ------
Consumer and other loans:
 Second mortgage ..........      --         --         --            1            13        0.82           1        13       0.82
 Consumer .................       8         26       2.06            2            11        0.87          10        37       2.94
 Commercial business ......       5        912      41.03            2           323       14.53           7     1,235      55.56
 Deposit account ..........      --         --         --           --            --          --          --        --         --
                             ------     ------                  ------        ------                  ------    ------
  Total consumer and other
    loans .................      13        938      15.29            5           347        5.66          18     1,285      20.95
                             ------     ------                  ------        ------                  ------    ------
Total delinquent loans: ...      26     $1,949       1.65%          14        $2,417        2.05%         40    $4,366       3.70%
                             ======     ======                  ======        ======                  ======    ======

     Non-performing Loans. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. During the year ended June 30, 2002, a nonresidential real estate loan with an aggregate principal balance of $1.6 million was restructured. For all other years presented, we have had no troubled debt restructurings. Foreclosed assets include assets acquired in settlement of loans.

                                                                                         June 30,
                                                                         ----------------------------------------
                                                                            2002           2001            2000
                                                                         ----------     ----------       --------
                                                                                  (Dollars in Thousands)
Non-accruing loans:
  Mortgage loans:
   One- to four-family ................................................  $   276        $    483         $   561
   Multifamily and nonresidential .....................................    1,794             151             152
   Construction .......................................................       --              --              --
   Land ...............................................................       --              98              --
  Consumer and other loans:
   Second mortgage ....................................................       13              --              --
   Consumer ...........................................................       11              --               1
   Commercial .........................................................       80              84              --
   Deposit account ....................................................       --              --              --
                                                                         -------        --------         -------
     Total non-accruing loans .........................................    2,174             816             714
                                                                         -------        --------         -------
Accruing loans delinquent more than 90 days:
  Mortgage loans:
   One- to four-family ................................................       --             137              --
   Multifamily and nonresidential .....................................       --              --              --
   Construction .......................................................       --              --              --
   Land ...............................................................       --              --              --
  Consumer and other loans:
   Second mortgage ....................................................       --              --              --
   Consumer ...........................................................       --              --              --
   Commercial .........................................................      243              --              --
   Deposit account ....................................................       --              --              --
                                                                         -------        --------         -------
     Total accruing loans more than 90 days delinquent ................      243             137              --
                                                                         -------        --------         -------
Total non-performing loans ............................................    2,417             953             714
                                                                         -------        --------         -------
Foreclosed assets:
  Mortgage loans:
   One- to four-family ................................................      164             133              52
   Multifamily and nonresidential .....................................       --              --              --
   Construction .......................................................       --              --              --
   Land ...............................................................      116              --              --
                                                                         -------        --------         -------
     Total foreclosed assets ..........................................      280             133              52
                                                                         -------        --------         -------
Total non-performing assets ...........................................  $ 2,697        $  1,086         $   766
                                                                         =======        ========         =======
  Total nonperforming assets as a percentage of total assets ..........     1.69%           0.74%           0.52%
                                                                         =======        ========         =======
Allowance for loan losses as a percentage of nonperforming loans ......    22.34%          43.02%          58.68%
                                                                         =======        ========         =======
Allowance for loan losses as a percentage of gross loans receivable ...     0.46%           0.33%           0.35%
                                                                         =======        ========         =======

     For the year ended June 30, 2002 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $49,900.

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

     Impaired loans at June 30, 2002 amounted to approximately $1,814,000, which represents two commercial loans. The allowance for loan losses related to these two loans amounted to $350,000. These loans are individually assessed to determine the carrying value in relation to the fair value of the collateral or the present value of the loan's cash flow. Management believes that the allowance for these loans is sufficient. At June 30, 2001 we had no loans classified as impaired.

     Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs.

     Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as securities that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management. As of June 30, 2002, we had $2.1 million of assets designated as special mention.

     When we classify assets as either substandard or doubtful, we allow for analytical purposes a portion of general valuation allowances or loss reserves to such assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off such amount. Our determination as to the classification of its assets and the amount of its valuation allowance is subject to review by regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews Alamogordo Federal's asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of Alamogordo Federal's assets at June 30, 2002, classified assets consisted of substandard assets of $2.5 million. There were no assets classified as doubtful or loss at June 30, 2002.

         Allowance for Loan Losses. The following table sets forth activity in Alamogordo Federal's allowance for loan losses and other ratios at or for the dates indicated.

                                                                  Years Ended June 30,
                                                       -----------------------------------------
                                                          2002            2001           2000
                                                       ----------      ----------     ----------
                                                                  (Dollars In Thousands)
Balance at beginning of period ....................    $     410       $     419      $     472

Charge-offs:
  Mortgage loans:
    One- to four-family ...........................           --               5             11
    Multifamily and nonresidential ................           --              --             --
    Construction ..................................           --              --             --
    Land ..........................................           --              --             --
  Consumer and other loans:
    Second mortgage ...............................           --              --             --
    Consumer ......................................           --               4              2
    Commercial ....................................           --              --             --
    Deposit account ...............................           --              --             --
  Real estate held for investment .................           --              --             --
                                                       ---------       ---------      ---------
      Total charge-offs ...........................           --               9             13
                                                       ---------       ---------      ---------

Recoveries:
  Mortgage loans:
    One- to four-family ...........................           --              --              8
    Multifamily and nonresidential ................           --              --             --
    Construction ..................................           --              --             --
    Land ..........................................           --              --             --
  Consumer and other loans:
    Second mortgage ...............................           --              --              2
    Consumer ......................................           --              --             --
    Commercial ....................................           --              --             --
    Deposit account ...............................           --              --             --
  Real estate held for investment .................           --              --             --
                                                       ---------       ---------      ---------
      Total recoveries ............................           --              --             10
                                                       ---------       ---------      ---------

Net charge-offs ...................................           --               9              3
Provision (credit) for loan losses ................          130              --            (50)
                                                       ---------       ---------      ---------
Balance at end of period ..........................    $     540       $     410      $     419
                                                       =========       =========      =========

Ratio of net charge-offs during the period to
  average loans outstanding during the period .....         0.00%          0.008%         0.003%
                                                       =========       =========      =========

Ratio of net charge-offs during the period to
  average non-performing assets ...................         0.00%          1.241%         0.619%
                                                       =========       =========      =========

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

                                                                            June 30,
                               ---------------------------------------------------------------------------------------------------
                                             2002                             2001                              2000
                               -------------------------------- -------------------------------- ---------------------------------
                                                     Percent                           Percent                           Percent
                                                     of Loans                          of Loans                          of Loans
                                            Loan     in Each                  Loan     in Each                 Loans     in Each
                               Amount of  Amounts    Category    Amount of  Amounts    Category   Amount of   Amounts    Category
                               Loan Loss     by      to Total    Loan Loss     by      to Total   Loan Loss      by      to Total
                               Allowance  Category    Loans      Allowance  Category    Loans     Allowance   Category    Loans
                               ---------- --------  ----------- ----------- ---------- --------- ----------- ---------- ----------
                                                                     (Dollars in Thousands)
Mortgage loans ..............   $   484   $111,958      94.80%     $ 354     $118,132     94.42%   $   359    $112,788     94.76%
Consumer and other loans ....        56      6,135       5.20         56        6,978      5.58         60       6,232      5.24
                                -------   --------    -------      -----      -------   -------    -------    --------   -------

Total .......................   $   540   $118,093     100.00%     $ 410     $125,110    100.00%   $   419    $119,020    100.00%
                                =======   ========    =======      =====     ========   =======    =======    ========   =======


Investment Activities

         Alamogordo Federal is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Dallas, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, Alamogordo Federal may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like Alamogordo Federal are also required to maintain an investment in FHLB stock. Alamogordo Federal is required under federal regulations to maintain a minimum amount of liquid assets. At June 30, 2002, Alamogordo Federal's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 22.8%.

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

         The following table sets forth the composition of our investment securities, net of premiums and discounts, at the dates indicated. As of June 30, 2002, the average remaining life of our securities was 1.3 years.

                                                                                 June 30,
                                                      -------------------------------------------------------------
                                                              2002                  2001                2000
                                                      --------------------  -------------------- ------------------
                                                      Carrying     % of     Carrying     % of      Carrying  % of
                                                        Value      Total      Value      Total       Value   Total
                                                      ---------  ---------  ---------  --------    ----------------
                                                                          (Dollars in Thousands)
Securities held to maturity:
   Securities issued by states and political
    subdivisions ..................................        725       2.56     1,175      12.79       1,626     9.68
                                                       -------     ------    ------    -------     -------  -------
Securities available for sale:
U.S. treasury securities ..........................      2,027       7.16        --         --          --       --
U.S. government agency securities .................         --         --     3,506      38.16      12,918    76.93
Mutual fund .......................................      5,057      17.86        --         --          --       --
                                                       -------     ------    ------    -------     -------  -------
  Total investment securities .....................      7,809      27.58     4,681      50.95      14,544    86.61
                                                       -------     ------    ------    -------     -------  -------
FHLB stock ........................................      1,568       5.54     1,519      16.53       1,435     8.54
                                                       -------     ------    ------    -------     -------  -------
   Total securities and FHLB stock ................      9,377      33.12     6,200      67.48      15,979    95.15
                                                       -------     ------    ------    -------     -------  -------
Other interest-earning assets:
  Interest-bearing deposits with banks ............     18,940      66.88     2,988      32.52         814     4.85
                                                       -------     ------    ------    -------     -------  -------
Total investment securities,
    FHLB stock and other ..........................    $28,317     100.00%   $9,188     100.00%    $16,793   100.00%
                                                       =======     ======    ======    =======     =======  =======

         The following table presents the composition of our mortgage-backed securities portfolios.

                                                                                 June 30,
                                                      ---------------------------------------------------------------
                                                              2002                  2001                  2000
                                                      --------------------  -------------------   -------------------
                                                      Carrying     % of     Carrying     % of     Carrying     % of
                                                        Value      Total      Value      Total      Value      Total
                                                      ---------  ---------  ---------  --------   --------   --------
                                                                          (Dollars in Thousands)
Mortgage-backed securities held to maturity:
  FHLMC ...........................................     $   --        --%     $  127      5.56%    $  211       7.64%
Mortgage-backed securities available for sale:
  GNMA ............................................      1,582     55.37         401     17.54        506      18.32
  FNMA ............................................        794     27.79       1,082     47.33      1,243      45.00
  FHLMC ...........................................        481     16.84         676     29.57        802      29.04
                                                        ------    ------      ------   -------     ------    -------
   Total mortgage-backed securities ...............     $2,857    100.00%     $2,286    100.00%    $2,762     100.00%
                                                        ======    ======      ======   =======     ======    =======

     Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, carrying values, market value and weighted average yields for our investment securities at June 30, 2002.

                                                            Less Than   1 to 5     5 to 10     Over
                                                             1 Year      Years      Years    10 Years   Total Investment Securities
                                                            ---------  --------   --------   --------   ---------------------------
                                                            Carrying   Carrying   Carrying   Carrying   Carrying     Market
                                                              Value      Value      Value      Value      Value      Value
                                                            ---------  --------   --------   --------   --------    --------
                                                                                (Dollars in Thousands)
U.S. treasury securities ................................   $     --   $  2,027   $     --   $     --   $  2,027    $  2,027
Mortgage-backed securities ..............................         --         --         --      2,857      2,857       2,857
Securities issued by states and political subdivisions ..        500        225         --         --        725         730
Mutual fund .............................................      5,057         --         --         --      5,057       5,057
Equity securities .......................................         --         --         --         --         --           9
                                                            --------   --------   --------   --------   --------    --------

Total securities ........................................   $  5,557   $  2,252   $     --   $  2,857   $ 10,666    $ 10,680
                                                            ========   ========   ========   ========    =======    ========

Weighted average yield ..................................       3.23%      4.52%        --%      5.10%      4.00%

Sources of Funds

     General. Deposits are the primary source of our funds for lending and other investment purposes. In addition to deposits, we derive funds primarily from principal and interest payments on loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and may be used on a longer-term basis for general business purposes.

     Deposits. Our deposits are attracted principally from residents within our primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

     We are not currently using brokers to obtain deposits. Our deposit products include demand and NOW, money market, savings, and term certificate accounts. We establish interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our needs for funds or liquidity, growth goals and federal and state regulations.

     Deposit Activity. The following table sets forth our savings flows during the periods indicated.

                                                Years Ended June 30,
                                         ----------------------------------
                                            2002        2001         2000
                                         ---------   ---------    ---------
                                               (Dollars in Thousands)

Opening balance .....................    $ 118,257   $ 116,298    $ 122,460
Deposits ............................      253,002     249,686      223,173
Withdrawals .........................     (246,209)   (253,992)    (235,550)
Interest credited ...................        5,939       6,265        6,215
                                         ---------   ---------    ---------
Ending balance ......................    $ 130,989   $ 118,257    $ 116,298
                                         =========   =========    =========

Net increase (decrease) .............    $  12,732   $   1,959    $  (6,162)
                                         =========   =========    =========

Percent increase (decrease) .........        10.77%       1.68%       (5.03)%
                                         =========   =========    =========

     Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                               June 30,
                                              --------------------------------------------------------------------------
                                                       2002                      2001                      2000
                                              ----------------------    ----------------------    ----------------------
                                               Amount       Percent      Amount       Percent      Amount       Percent
                                              --------     ---------    ---------    ---------    ---------    ---------
                                                                        (Dollars in Thousands)
Transaction and savings deposits:
  Demand and NOW (0% to 2.60%) .............. $  8,950        6.83%     $   8,633        7.30%    $   7,172        6.17%
  Money market (0% to 3.75%) ................    5,978        4.56          6,293        5.32         6,790        5.84
  Savings deposits (0% to 3.00%) ............    5,744        4.39          5,040        4.26         4,862        4.18
                                              --------     -------      ---------    --------     ---------    --------
   Total transaction and savings deposits ...   20,672       15.78         19,966       16.88        18,824       16.19
                                              --------     -------      ---------    --------     ---------    --------

Term certificates:
  0.00 - 4.00% ..............................   28,437       21.71          1,781        1.51             4          --
  4.01 - 5.00% ..............................   12,881        9.83         17,518       14.81        10,067        8.66
  5.01 - 6.00% ..............................   36,493       27.86         29,475       24.92        41,973       36.09
  6.01 - 7.00% ..............................   32,053       24.47         48,437       40.96        37,836       32.53
  7.01 and above ............................      453        0.35          1,080        0.92         7,594        6.53
                                              --------     -------      ---------    --------     ---------    --------
   Total term certificates ..................  110,317       84.22         98,291       83.12        97,474       83.81
                                              --------     -------      ---------    --------     ---------    --------
Total deposits .............................. $130,989      100.00%     $ 118,257      100.00%    $ 116,298      100.00%
                                              ========     =======      =========    ========     =========    ========

     Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of June 30, 2002.

                         3.0%         More Than    More Than     More Than     More Than     More Than                    Percent
                       and Less     3.0% to 4.0%  4.0% to 5.0%  5.0% to 6.0%  6.0% to 7.0%      7.0%         Total       of Total
                      ----------    ------------  ------------  ------------  ------------  -----------   -----------    --------
                                                    (Dollars in Thousands)
Quarter Ending:
--------------

September 30, 2002... $  7,669      $   481       $ 1,294       $ 14,353      $  4,027      $     --      $ 27,824         25.22%
December 31, 2002....    5,753        2,579           335          2,003         3,236            --        13,906         12.61
March 31, 2003.......    3,509          114           325          4,105         2,494            --        10,547          9.56
June 30, 2003........    2,010          428           821            405         2,557            --         6,221          5.64
September 30, 2003...      402            4           101          1,718         2,419            --         4,644          4.21
December 31, 2003....      380          252            --          1,055         1,329            --         3,016          2.73
March 31, 2004.......      134           --            --          2,348         2,581            --         5,063          4.59
June 30, 2004........      114           --         1,078            517         5,281            --         6,990          6.34
September 30, 2004...       --          210           386          3,287         3,183            --         7,066          6.41
December 31, 2004....      526        1,471           249              5         2,528           453         5,232          4.74
March 31, 2005.......    1,668          388           446          3,224         1,869            --         7,595          6.88
Thereafter...........       --          345         7,846          3,473           549            --        12,213         11.07
                      --------      -------       -------       --------      --------      --------      --------       -------
   Total............. $ 22,165      $ 6,272       $12,881       $ 36,493      $ 32,053      $    453      $110,317        100.00%
                      ========      =======       =======       ========      ========      ========      ========       =======

   Percent of total..    20.09%        5.69%        11.68%         33.08%        29.05%         0.41%       100.00%
                      ========      =======       =======       ========      ========      ========      ========

     Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of June 30, 2002.

                                                                                        Maturity
                                                             -------------------------------------------------------------
                                                                             Over         Over
                                                              3 Months     3 to 12      12 to 36      Over
                                                              or Less      Months        Months     36 Months      Total
                                                             ---------    ---------    ---------    ---------    ---------
Certificates of deposit less than $100,000 ..............    $  16,413    $  22,994    $  33,806    $   2,599    $  75,812
Certificates of deposit of $100,000 or more .............        9,411        5,779       13,959        1,155       30,304
Deposits from governmental and other public entities ....        2,000        1,901           --          300        4,201
                                                             ---------    ---------    ---------    ---------    ---------
Total certificates of deposit ...........................    $  27,824    $  30,674    $  47,765    $   4,054    $ 110,317
                                                             =========    =========    =========    =========    =========

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

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                                       Years Ended June 30,
                                             ----------------------------------------
                                                2002            2001           2000
                                             ---------       ---------      ---------
                                                           (In Thousands)
Maximum balance:
   FHLB advances ........................    $      --       $   7,000      $  10,000
   Other borrowings .....................           --              --             --

Average balance:
   FHLB advances ........................    $      --       $   2,165      $   8,840
   Other borrowings .....................           --              --             --

     The following table sets forth certain information as to our borrowings at the dates indicated.

                                                                          June 30,
                                                           ---------------------------------------
                                                              2002           2001           2000
                                                           ---------      ---------      ---------
                                                                       (In Thousands)
FHLB advances ..........................................   $      --      $      --      $   5,000
Other borrowings .......................................          --             --             --
                                                           ---------      ---------      ---------
Total borrowings .......................................   $      --      $      --      $   5,000
                                                           =========      =========      =========

Weighted average interest rate of FHLB advances ........         n/a            n/a           6.69%

Weighted average interest rate of other borrowings .....         n/a            n/a            n/a

Subsidiary Activities

     Alamogordo Financial has no direct subsidiaries other than Alamogordo Federal. As a federally chartered savings association, Alamogordo Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. Alamogordo Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At June 30, 2002, Alamogordo Federal had one subsidiary, Space Age City Service Corporation. Alamogordo Federal's investment in its subsidiary was $173,000 as of June 30, 2002. As of June 30, 2002, Alamogordo Federal had an outstanding note receivable from Space Age City Service Corporation of $112,000. The subsidiary has been involved in a real estate development project for the purpose of development of real estate lots. As of June 30, 2002, Space Age City Service Corporation owns real estate it values at approximately $215,000. Gross rental income from its investment amounted to $5,000 for the fiscal year ended June 30, 2002.

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

Personnel

         As of June 30, 2002, we had 45 full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

         Currently, the qualified thrift lender test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities where the mortgages are secured by domestic residential housing or manufactured housing; Federal Home Loan Bank stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test based on an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of goodwill and other intangible assets, property used by the savings institution to conduct its business, and liquid assets up to 20% of the institution's total assets. At June 30, 2002, Alamogordo Federal was in compliance with the qualified thrift lender test.

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

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would face a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets, or the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines of the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is exempt from the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the calculated interest rate risk component, as calculated by the OTS, overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the amount as calculated by the OTS. The OTS has postponed the date that the component will first be deducted from an institution's total capital. As of June 30, 2002, Alamogordo Federal was in compliance with all regulatory capital requirements.

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

Loans to One Borrower

         Savings institutions are generally required to follow the national bank limit on loans to one borrower. Generally, this limit is 15% of its unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. As of June 30, 2002, Alamogordo Federal was in compliance with all loans to one borrower limitations. See "Business of Alamogordo Financial Corporation - Lending Activities" for further information.

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

The USA PATRIOT Act

         In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

            . Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

            . Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

            . Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

            . Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

            . Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

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

Sarbanes-Oxley Act of 2002

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Item 2.  Properties

Properties

         We conduct our business through our administrative office and one branch office. We own our administrative office building, and lease our branch office facility. Our administrative offices are located at 500 10th Street, Alamogordo, New Mexico. Our branch office is located at 233 New York Street, Alamogordo, New Mexico. Our premises and equipment had a net book value of $7.8 million as of June 30, 2002. We believe that our current facilities are adequate to meet our present needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.
                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         Information included in the 2002 Annual Report to Shareholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information included in the 2002 Annual Report to Shareholders is herein incorporated by reference.

Item 7.  Financial Statements

         Information included in the 2002 Annual Report to Shareholders is herein incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Information included in the Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation

         Information included in the Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information included in the Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

                  The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

         Set forth below is certain information as of June 30, 2002 regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.

============================================================================================================
                               Number of securities to be
                                issued upon exercise of                              Number of securities
  Equity compensation plans     outstanding options and       Weighted average     remaining available for
  approved by stockholders               rights                exercise price        issuance under plan
------------------------------------------------------------------------------------------------------------
     Stock Option Plan ......            35,700                     18.50                   28,049
------------------------------------------------------------------------------------------------------------
     Recognition and
       Retention Plan .......            12,108 (1)              Not Applicable             14,024
------------------------------------------------------------------------------------------------------------
         Total ..............            47,808                    $18.50                   42,073
============================================================================================================

(1)  Represents shares that have been granted but have not yet vested.

         Information included in the Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K

         (a) The following documents appear in sections of the Registrant's 2002 Annual Report to Shareholders under the same caption, and are incorporated herein by reference. No other sections of the 2002 Annual Report to Shareholders are incorporated herein by this reference.

         (2)  Report to Shareholders
         (2)  Selected Financial and Other Data
         (3)  Managements Discussion and Analysis of Financial Condition and
              Results of Operations
         (4)  Independent Auditors' Report
         (5)  Consolidated Financial Statements
              (i)    Consolidated Balance Sheets
              (ii)   Consolidated Statements of Income
              (iii)  Consolidated Statements of Changes in Equity
              (iv)   Consolidated Statements of Cash Flows
              (v)    Notes to Consolidated Financial Statements
         (6)  Corporate Information
         (b)  The following exhibits are filed as part of this report.
        3.1   Certificate of Incorporation of Alamogordo Financial Corp.*
        3.2   Bylaws of Alamogordo Financial Corp.*
        4.0   Stock Certificate of Alamogordo Financial Corp.*
       10.1   Alamogordo Financial Corp. Employee Stock Ownership Plan and
              Trust**
       10.2   Alamogordo Financial Corp. 2001 Stock Option Plan**
       10.3   Alamogordo Financial Corp. 2001 Recognition and Retention Plan**
       13     Alamogordo Financial Corp. 2002 Annual Report to Shareholders

     23    Consent of Auditors
     99 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (c)  Reports on Form 8-K
                            None

* Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on December 16, 1999, Registration No. 333-92913.

** Incorporated herein by reference into this document from the Exhibits to Proxy Statement for the June 25, 2001 Annual Meeting of Stockholders, filed with the Commission on May 29, 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    ALAMOGORDO FINANCIAL CORP.


Date:    September 25, 2002                   By:   /s/ R. Miles Ledgerwood
       ----------------------------------           ----------------------------
                                                    R. Miles Ledgerwood
                                                    President


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ R. Miles Ledgerwood                 By:   /s/ Norma J. Clute
      -----------------------------------           ----------------------------
      R. Miles Ledgerwood, President                Norma J. Clute, Chief
      and Director                                  Financial Officer and
      (Principal Executive Officer)                 Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)

Date: September 25, 2002                      Date: September 25, 2002
      -----------------------------------           ----------------------------


By:   /s/ Robert W. Hamilton                  By:   /s/ S. Thomas Overstreet
      -----------------------------------           ----------------------------
      Robert W. Hamilton, Chairman of               S. Thomas Overstreet,
      the Board                                     Director and Vice Chairman


Date: September 25, 2002                      Date: September 25, 2002
      -----------------------------------           ----------------------------


By:   /s/ Jimmie D. Randall                   By:   /s/ Earl E. Wallin
      -----------------------------------           ----------------------------
      Jimmie D. Randall, Director                   Earl E. Wallin, Director


Date: September 25, 2002                      Date: September 25, 2002
      -----------------------------------           ----------------------------

                      Certification pursuant to Rule 13a-14
               Of the Securities Exchange Act of 1934, as Amended,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, R. Miles Ledgerwood, President and Chief Executive Officer of Alamogordo Financial Corp., certify that:

       1. I have reviewed this annual report on Form 10-KSB of Alamogordo Financial Corp.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.


September 25, 2002                      /s/ R. Miles Ledgerwood
---------------------------             ----------------------------------------
Date                                    R. Miles Ledgerwood
                                        President and Chief Executive Officer

                      Certification pursuant to Rule 13a-14
               Of the Securities Exchange Act of 1934, as amended,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Norma J. Clute, Chief Financial Officer and Treasurer of Alamogordo Financial Corp., certify that:

       1. I have reviewed this annual report on Form 10-KSB of Alamogordo Financial Corp.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.


September 25, 2002                      /s/ Norma J. Clute
------------------------                ----------------------------------------
Date                                    Norma J. Clute
                                        Chief Financial Officer and Treasurer