Form 10QSB
period 2002-09-30
ALAMOGORDO FINANCIAL CORP
filed 2002-11-13
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ______________________________

                                   FORM 10-QSB

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 12, 2002, the Company had 1,292,317 shares of common stock outstanding, par value $.10 per share.

Transitional Small Business Disclosure Format (check one):  Yes  /  / No  /x/

                        ALAMOGORDO FINANCIAL CORPORATION

                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets at
            September 30, 2002 and June 30, 2002...............................1

          Consolidated Statements of Income for the
            three months ended
            September 30, 2002 and 2001........................................2

          Consolidated Statements of Changes in Equity
            for the three months ended
            September 30, 2002.................................................3

          Consolidated Statements of Cash Flows for the
            three months ended
            September 30, 2002 and 2001........................................4

          Notes to Unaudited Consolidated Financial Statements.................5

          Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations..................................................7

          Item 3. Controls and Procedures......................................9

PART II.  OTHER INFORMATION....................................................9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         Alamogordo Financial Corporation
                                          Consolidated Balance Sheets at
                                       September 30, 2002 and June 30, 2002
                                                    (Unaudited)


                                                         At              At
                                               September 30, 2002  June 30, 2002
                                                      (Dollars in thousands)
ASSETS
Cash and cash equivalents ........................ $  23,862        $  21,924
Securities:
      Available for sale .........................    19,868            9,941
      Held to maturity ...........................       225              725
Loans, net .......................................   111,512          116,543
Real estate owned, net ...........................       250              280
Premises and equipment, net ......................     7,758            7,842
Stock in Federal Home Loan Bank, at cost .........     1,580            1,568
Accrued interest .................................       596              629
Other assets .....................................       181              118
    Total assets ................................. $ 165,832        $ 159,570

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits ......................................... $ 126,832        $ 130,989
Escrows ..........................................     1,204              968
Accrued interest and other liabilities ...........       171              185
Deferred income taxes ............................       121              135
Advances from Federal Home Loan Bank .............    10,000             --
Income taxes payable .............................       100                1
   Total liabilities .............................   138,428          132,278

STOCKHOLDERS' EQUITY
Common Stock, $.10 par value, 10,000,000 shares
authorized, 1,278,793 and 1,275,000 shares issued
and outstanding at 2003 and 2002, respectively ...       128              128
Additional paid-in capital .......................     3,177            3,177
Retained earnings, substantially restricted ......    24,301           24,322
Unearned ESOP shares and stock awards ............      (332)            (361)
Accumulated other comprehensive income ...........       130               26
    Total stockholders' equity ...................    27,404           27,292

Total liabilities and stockholders' equity ....... $ 165,832        $ 159,570

See accompanying notes to unaudited consolidated financial statements.

                                         Alamogordo Financial Corporation
                                         Consolidated Statements of Income
                                            For the three months ended
                                            September 30, 2002 and 2001
                                                    (Unaudited)

                                                              Three Months Ended
                                                                  September 30,
                                                               2002        2001
                                                               (In thousands,
                                                          except per share data)

Interest income:
  Interest and fees on loans ..............................  $ 2,149    $ 2,364
  Interest on securities ..................................       70         27
  Interest on mortgage-backed securities ..................       30         27
  Interest on other interest-earning assets ...............      107        107
   Total interest income ..................................    2,356      2,525

Interest expense:
  Interest on deposits ....................................    1,328      1,568
  Interest on FHLB and other borrowings ...................        5       --
   Total interest expense .................................    1,333      1,568
    Net interest income ...................................    1,023        957

    Provision for loan losses .............................      182       --
  Net interest income, after provision for loan losses ....      841        957

Other income (loss)
  Service charges and fees ................................       82         76
  Gain on sale of loans ...................................        1       --
  Loss on sale of real estate owned .......................       (3)      --
  Other ...................................................       34         39
   Total other income .....................................      114        115

Other expenses
  Salaries and benefits ...................................      442        406
  Occupancy ...............................................      174        176
  Data processing fees ....................................       67         67
  Federal insurance premiums and other insurance
    expense ...............................................       19         18
  Advertising .............................................       13         17
  Other ...................................................      168        158
   Total other expenses ...................................      883        842
   Income before income taxes .............................       72        230

Provision for income taxes ................................       16         82
   Net income .............................................  $    56    $   148

Basic earnings per common share (Note 5) ..................  $  .045    $  .119
Diluted earnings per common share (Note 5) ................  $  .044    $  .118

See accompanying notes to unaudited consolidated financial statements.

                                         Alamogordo Financial Corporation
                                    Consolidated Statement of Changes in Equity
                                   For the three months ended September 30, 2002
                                                    (Unaudited)


                                                                                                Unearned      Accumulated
                                                                                Additional     ESOP Shares       Other
                                                        Common      Paid-In     Retained        & Stock      Comprehensive    Total
                                                         Stock      Capital     Earnings         Awards          Income      Equity
                                                                                     (In Thousands)


Balances at June 30, 2002 .........................   $    128     $  3,177     $ 24,322      $  (361)        $    26      $ 27,292

Amortization of stock awards ......................       --           --           --             22            --              22

Release of ESOP stock .............................       --           --             12         --              --              12

ESOP stock note payment ...........................       --           --           --              7            --               7

Dividends .........................................       --           --            (89)        --              --             (89)

Comprehensive income
      Net income ..................................       --           --             56         --              --              56

   Other comprehensive income, net of tax:
     Change in unrealized gain on securities
       available for sale, net of deferred
       income tax benefit of $68,692 ..............       --           --           --           --               104           104


   Total comprehensive income .....................                                                                             160

Balances at September 30, 2002 ....................   $  3,177     $ 24,301     $   (332)     $   130         $27,404


See accompanying notes to unaudited consolidated financial statements.

                                         Alamogordo Financial Corporation
                                   Consolidated Statements of Cash Flows for the
                                  Three months ended September 30, 2002 and 2001
                                                    (Unaudited)

                                                                                   Three months ended September 30,
                                                                                           2002          2001
                                                                                             (in thousands)
Cash flows from operating activities:
   Net income...................................................................       $     56        $   148
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization................................................             93             94
   Net amortization of premiums and accretion of discounts on securities........              8              7
   Gain on sale of loans........................................................              1             --
   Loss on sales of other real estate owned.....................................             (3)            --
   Increase in provision for loan losses........................................             32             --
   Decrease in accrued interest.................................................             33             75
   Decrease in income taxes receivable..........................................             --             15
   Increase in other assets.....................................................            (63)           (87)
   Increase (decrease) in accrued interest and other liabilities................            (14)            60
   Decrease in deferred income taxes............................................            (14)            (6)
   Increase in income taxes payable.............................................             99             75
   Amortization of stock awards.................................................             22             75
      Net cash provided by operating activities.................................            250            456

Cash flows from investing activities:
   Proceeds from maturities, calls, and principal payments of securities
        available-for-sale......................................................            282          3,669
   Proceeds from maturities and principal payments of securities
        held-to-maturity........................................................            500            575
   Purchases of securities available-for-sale...................................        (10,113)        (2,059)
   Purchases of FHLB stock......................................................            (12)           (14)
   Net decrease in loans........................................................          6,189          1,650
   Proceeds from sale of loans..................................................             98             --
   Purchases of loans...........................................................         (1,405)          (238)
   Purchases of premises and equipment..........................................             (9)           (14)
   Net proceeds from sales/claims of real estate owned..........................            149             83
      Net cash provided  by (used in) investing activities......................         (4,321)         3,652

Cash flows from financing activities:
   Net increase (decrease) in deposits..........................................         (4,157)        10,231
   Net increase in escrows......................................................            236            260
   Proceeds from advances from Federal Home Loan Bank...........................         10,000             --
   Cash dividends paid on common stock..........................................            (89)           (89)
   Release of ESOP shares.......................................................             12              7
   ESOP stock note payment......................................................              7              7
      Net cash provided by financing activities.................................       $  6,009        $10,416

Net increase in cash and cash equivalents.......................................       $  1,938        $14,524

Cash and cash equivalents, beginning of year....................................         21,924          5,724

Cash and cash equivalents, end of year..........................................       $ 23,862        $20,248

Noncash investing and financing activities:
   Transfers of loans to real estate owned......................................       $    117        $   198
   FHLB stock dividends.........................................................             12             14

Supplemental disclosures of cash flow information:
   Income taxes paid............................................................       $     --        $     1
   Interestexpense..............................................................          1,339          1,566


See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


1.       Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Alamogordo Financial Corporation (the "Company"), its wholly owned subsidiary, Alamogordo Federal Savings and Loan Association (the "Bank"), and Space Age City Service Corporation, a wholly owned subsidiary of the Bank. The financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter ended September 30, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2003.

     The interim unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements of Alamogordo Financial for the fiscal year ended June 30, 2002, included in the Company's 2002 Annual Report.

2.       Reclassification of Prior Year's Statements

     Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

3.       Allowance for Loan Losses

     The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

     We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. Management's evaluations of the collectibility of loans, which are subject to periodic review by the Bank's regulators, take into consideration such factors as the Bank's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Future adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors. Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                        Three Months Ended
                                           September 30,
                                         2002       2001
                                          (In Thousands)

Balance at beginning of period         $ 540        $ 410
Provision for loan losses ......         182          --
Charge-offs ....................        (150)         --
Recoveries .....................         --           --
Balance at end of period .......       $ 572        $ 410


4.       Comprehensive Income

     Alamogordo Financial has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, Alamogordo Financial's total comprehensive income was $160 and $152 for the three months ended September 30, 2002 and 2001, respectively. The difference between Alamogordo Financial's net income and total comprehensive income for these periods equals the change in the after-tax net unrealized gain or loss on securities available for sale during the applicable periods.
Accumulated other comprehensive income in the consolidated statements of financial condition represents the after-tax net unrealized gain on securities available for sale as of September 30, 2002 and June 30, 2002.

5.       Earnings Per Common Share

     The Company completed a public stock offering on May 16, 2000, issuing an additional 1,274,900 shares of its $.10 par value common stock. Basic EPS of $.045 and $.119, respectively is calculated based on the net income for the three months ended September 30, 2002 and 2001 divided by the average number of shares outstanding during the three months ended September 30, 2002 and 2001 of 1,246,440 and 1,252,179. Diluted EPS of $.044 is calculated based on the net income for the three months ended September 30, 2002 divided by the average number of diluted shares outstanding during the three months ended September 30, 2002 of 1,268,928. Diluted EPS of $.118 is calculated based on the net income for the three months ended September 30, 2001 divided by the average number of diluted shares outstanding during the three months ended September 30, 2001 of 1,250,904.

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

Comparison of Financial Condition at September 30, 2002 and June 30, 2002

     Alamogordo Financial's total assets increased by $6.2 million, or 3.9%, to $165.8 million at September 30, 2002, from $159.6 million at June 30, 2002. The increase resulted primarily from an increase in cash and cash equivalents and securities, partially offset by a decrease in loans receivable. Cash and cash equivalents increased by $2.0 million, or 9.1%, to $23.9 million from $21.9 million primarily due to the net proceeds from loan payments, partially offset by a decrease in deposits. Securities, including mortgage-backed securities, increased by $9.4 million, or 87.9%, to $20.1 million from $10.7 million as a result of purchases, partially offset by maturities and repayments. Loans receivable decreased by $5.0 million, or 4.3%, to $111.5 million from $116.5 million as a result of principal repayments and loan payoffs surpassing new loan originations.

     Total deposits decreased by $4.2 million or 3.2%, to $126.8 million at September 30, 2002 from $131.0 million at June 30, 2002. The decrease resulted from a $5.2 million, or 4.7%, decrease in certificate accounts to $105.1 million from $110.3 million, partially offset by a $1.2 million, of 6.6%, increase in transaction and savings deposits to $19.5 million from $18.3 million. The decrease in certificate accounts resulted from maturities surpassing new account openings. Total borrowings increased to $10.0 million at September 30, 2002 as compared to none for the previous period as an advance from the Federal Home Loan Bank (the "FHLB") was obtained in order to meet future liquidity needs, take advantage of low advance rates, and participate in s "Community Investment Program".

     Total stockholders' equity increased by $112,000, or .4%, to $27.4 million at September 30, 2002 from $27.3 million at June 30, 2002. The increase resulted primarily from earnings over the period of $56,000 and a $104,000 increase in accumulated other comprehensive income related to unrealized gains on securities available for sale, partially offset by dividends paid to stockholders of $89,000. As of September 30, 2002, Alamogordo Federal had $25.6 million of tangible capital or 15.5% of tangible assets, $25.6 million of core capital or 15.5% of total adjusted assets, and $25.9 million of risk-based capital or 34.1% of risk-weighted assets.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

     General. Net income decreased by $92,000, or 62.2%, to $56,000 for the three months ended September 30, 2002, from $148,000 for the three months ended September 30, 2001. The decrease resulted from an increase in the provision for loan losses and other expenses, partially offset by an increase in net interest income and a decrease in the provision for income taxes.

     Interest Income. Interest income decreased by $169,000, or 6.8%, to $2.4 million for the three months ended September 30, 2002 from $2.5 million for three months ended September 30, 2001. Interest and fees on loans receivable decreased by $215,000, or 9.0%, to $2.1 million from $2.4 million. The decrease resulted from a $8.0 million, or 6.5%, decrease in the average balance of loans receivable to $114.7 million from $122.7 million and a 21 basis point decrease in the average yield on the loan portfolio to 7.50% from 7.71%. Interest on securities, including mortgage-backed securities, increased by $46,000, or 85.2%, to $100,000 from $54,000. This increase resulted from a $6.5 million, or 150.7%, increase in the average balance of securities, and was partially offset by a 131 basis point decrease in the average yield on securities from 5.00% to 3.69%. Interest on other interest-earning assets remained stable at $107,000, as a $10.4 million increase in the average balance was offset by an decrease in the average yield of 170 basis points. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

     Interest Expense. Interest expense on deposits decreased by $240,000, or 15.0%, to $1.3 million for the three months ended September 30, 2002 from $1.6 million for the three months ended September 30, 2001. Interest expense on transaction and savings accounts decreased to $39,000 from $101,000, as the average cost decreased 149 basis points to .82% from 2.31%, and was partially offset by a $1.4 million increase in the average balance of transaction and savings accounts from $18.9 million to $17.5 million. The decrease in the average cost is a result of a general decrease in shorter-term market rates of interest. Interest expense on certificate accounts decreased by $178,000 to $1.3 million from $1.5 million, as a 98 basis point decrease in the average cost to 4.75% from 5.73% was partially offset by an increase in the average balance of certificate accounts of $6.0 million from $102.4 million to $108.4 million. Interest expense on borrowings increased by $5,000 as the average balance of Federal Home Loan Bank advances was $667,000 for the three months ended September 30, 2002, as compared to none for the prior period.

     Net Interest Income. Net interest income increased by $66,000 or 6.9%, to $1.0 million for the three months ended September 30, 2002 from $957,000 for the three months ended September 30, 2001. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 17 basis points to 2.22% from 2.05%.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Based on our evaluation of these factors, and charge-offs of $150,000 during the three months ended September 30, 2002, a provision of $182,000 was made for the three months ended September 30, 2002, as compared to none for the three months ended September 30, 2001. The allowance for loan losses was $572,000, or 53.7% of total nonperforming loans at September 30, 2002, and $540,000, or 22.3% of total nonperforming loans at June 30, 2002. Based on management's assessment of the allowance for loan losses, an additional monthly provision of $5,000 has been recommended and commenced October 1, 2002.

     Other Income. Total other income decreased by $1,000, or .9%, to $114,000 from $115,000.

     Other Expense. Total other expense increased by $41,000, or 4.9%, to $883,000 for the three months ended September 30, 2002 from $842,000 for the three months ended September 30, 2001. Salaries and benefits expense increased by $36,000, primarily due to additional staff.

     Provision for Income Taxes. The provision for income taxes decreased to $16,000, or 22.2% of net income before income taxes, from $82,000, or 35.7% of net income before income taxes. The decrease in the provision and the effective tax rate resulted from a decrease in net income before income taxes and changes in deferred tax items.

Liquidity

     Alamogordo Federal is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. Alamogordo Federal's liquidity ratio averaged 24.09% during the quarter ended September 30, 2002, and was 31.38 % at September 30, 2002.

ITEM 3. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Dividends on Common Stock

               On October 24, 2002, the Company declared a quarterly cash dividend of $.17 per share. The dividends were payable to stockholders of record as of November 1, 2002, and will be paid on November 15, 2002. AF Mutual Holding Company, which owns 918,000 shares of stock in the Company, waived receipt of $.1375 per share of its quarterly dividend, thereby reducing the actual dividend payout to $93,469.



ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

          (a) Exhibit 99.1: Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Report on Form 8-K: None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           Alamogordo Financial Corporation


Date: November 13, 2002                    By:/s/ R. Miles Ledgerwood
                                              ----------------------------------
                                           R. Miles Ledgerwood
                                           President and Chief Executive Officer



Date: November 13, 2002                    By:/s/ Norma J. Clute
                                              ----------------------------------
                                           Norma J. Clute
                                           CFO and Treasurer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, R. Miles Ledgerwood, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alamogordo Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                          /s/ R. Miles Ledgerwood
---------------------                      -------------------------------------
Date                                       R. Miles Ledgerwood
                                           President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Norma J. Clute, Chief Financial Officer and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alamogordo Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                           /s/ Norma J. Clute
---------------------                      -------------------------------------
Date                                       Norma J. Clute
                                           Chief Financial Officer and Treasurer

      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

R. Miles Ledgerwood, President and Chief Executive Officer, and Norma J. Clute, Chief Financial Officer and Treasurer of Alamogordo Financial Corp. (the "Company") each certify in his or her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2002 and that to the best of his or her knowledge:

     (1) the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

     (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002

November 13, 2002                           /s/ R. Miles Ledgerwood
---------------------                      -------------------------------------
Date                                       R. Miles Ledgerwood
                                           President and Chief Executive Officer


November 13, 2002                          /s/ Norma J. Clute
---------------------                      -------------------------------------
Date                                       Norma J. Clute
                                           Chief Financial Officer and Treasurer