Form 10QSB
period 2002-12-31
ALAMOGORDO FINANCIAL CORP
filed 2003-02-14
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the  transition  period from  _______________  to  _______________

                         Commission file number 0-29655


                           Alamogordo Financial Corp.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

   United States of America                                  74-2819148
---------------------------------                   ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                                Number)


                  500 10th Street, Alamogordo, New Mexico 88310
                    (Address of principal executive offices)

                                 (505) 437-9334
                            Issuer's telephone number

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of February 1, 2003, the Company had 1,292,317 shares of common stock outstanding, par value $.10 per share.

   Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

                           ALAMOGORDO FINANCIAL CORP.

                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at
           December 31, 2002 and June 30, 2002.................................2

         Condensed Consolidated Statements of Income and Comprehensive
           Income for the three months and six months ended
           December 31, 2002 and 2001..........................................3

         Comprehensive Consolidated Statements of Cash Flows for the
           six months ended
           December 31, 2002 and 2001..........................................5

         Notes to Condensed Consolidated Financial Statements..................6

         Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations...................................................6

         Item 3. Controls and Procedures......................................10

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ...........................................10

         Item 2. Changes in Securities and use of Proceeds....................10

         Item 3. Defaults upon Senior Securities..............................10

         Item 4. Submission of Matters to Vote of Security Holders............10

         Item 5. Other Information............................................11

         Item 6. Exhibits and Reports on Form 8-K.............................11

                  Signatures..................................................12

                  Certifications Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002..................................13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           Alamogordo Financial Corp.
                    Condensed Consolidated Balance Sheets at
                       December 31, 2002 and June 30, 2002

                                                             At                  At
                                                      December 31, 2002    June 30, 2002
                                                      -----------------    -------------
                                                             (Dollars in thousands)
                                                         (Unaudited)
ASSETS
Cash and cash equivalents.............................   $  18,958          $  21,924
Securities:
      Available for sale..............................      22,734              9,941
      Held to maturity................................       5,108                725
Loans, net............................................     109,199            116,543
Real estate owned, net................................         290                280
Premises and equipment, net...........................       7,666              7,842
Stock in Federal Home Loan Bank, at cost..............       1,591              1,568
Accrued interest......................................         539                629
Other assets..........................................         235                118
                                                         ---------          ---------
    Total assets......................................   $ 166,320          $ 159,570
                                                         =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits..............................................   $ 128,162          $ 130,989
Escrows...............................................         438                968
Accrued interest and other liabilities................         167                185
Deferred income taxes.................................         115                135
Advances from Federal Home Loan Bank..................       9,845                 --
Income taxes payable..................................           8                  1
                                                         ---------          ---------
   Total liabilities..................................     138,735            132,278
                                                         ---------          ---------

STOCKHOLDERS' EQUITY
Common Stock, $.10 par value,10,000,000 shares
 authorized, 1,284,534 and 1,278,793 shares issued
 and outstanding at December 31, 2002 and
 June 30, 2002, respectively .........................         128                128
Additional paid-in capital............................       3,177              3,177
Retained earnings, substantially restricted...........      24,446             24,322
Unearned ESOP shares and stock awards.................        (311)              (361)
Accumulated other comprehensive income................         145                 26
                                                         ---------          ---------
    Total stockholders' equity........................      27,585             27,292
                                                         ---------          ---------
Total liabilities and stockholders' equity............   $ 166,320          $ 159,570
                                                         =========          =========

See accompanying notes to condensed consolidated financial statements.

                           Alamogordo Financial Corp.
                   Condensed Consolidated Statements of Income
                            and Comprehensive Income
                    For the three months and six months ended
                           December 31, 2002 and 2001
                                   (Unaudited)

                                                        Three Months Ended            Six Months Ended
                                                           December 31,                  December 31,
                                                   -------------------------    --------------------------
                                                       2002          2001           2002           2001
                                                   -----------   -----------    -----------    -----------
                                                                        (In Thousands)
Interest income:
  Interest and fees on loans ...................   $     2,119   $     2,232    $     4,268    $     4,597
  Interest on securities .......................           156             8            227             34
  Interest on mortgage-backed securities .......            26            37             55             64
  Interest on other interest-earning assets ....            76           128            183            235
                                                   -----------   -----------    -----------    -----------
   Total interest income .......................         2,377         2,405          4,733          4,930

Interest expense:
  Interest on deposits .........................         1,211         1,554          2,539          3,122
  Interest on FHLB advances and other borrowings            73          --               78           --
                                                   -----------   -----------    -----------    -----------
   Total interest expense ......................         1,284         1,554          2,617          3,122
                                                   -----------   -----------    -----------    -----------
    Net interest income ........................         1,093           851          2,116          1,808

Provision for loan losses ......................            22          --              204           --
                                                   -----------   -----------    -----------    -----------
  Net interest income, after provision for
   loan losses .................................         1,071           851          1,912          1,808
                                                   -----------   -----------    -----------    -----------
Other income (loss)
  Service charges and fees .....................            86            75            168            152
  Gain on sale of loans ........................            19          --               19           --
  Loss on sale of real estate ..................          --              (3)            (3)            (3)
  Other ........................................            34            37             68             75
                                                   -----------   -----------    -----------    -----------
   Total other income ..........................           139           109            252            224
                                                   -----------   -----------    -----------    -----------
Other expenses
  Salaries and benefits ........................           428           400            870            806
  Occupancy ....................................           166           166            340            341
  Data processing fees .........................            66            62            133            129
  Federal insurance premiums and other insurance
    expense ....................................            17            16             36             33
  Advertising ..................................            10            13             23             31
  Other ........................................           168           190            336            349
                                                   -----------   -----------    -----------    -----------
   Total other expenses ........................           855           847          1,738          1,689
                                                   -----------   -----------    -----------    -----------
   Income before income taxes ..................           355           113            426            343
                                                   -----------   -----------    -----------    -----------

Provision for income taxes .....................           132            34            147            116
                                                   -----------   -----------    -----------    -----------
   Net income ..................................   $       223   $        79    $       279    $       227
                                                   ===========   ===========    ===========    ===========
Other comprehensive income
  Unrealized gain, net of tax ..................            15             4            119              8
                                                   -----------   -----------    -----------    -----------
     Total comprehensive income ................   $       238   $        83    $       398    $       235
                                                   ===========   ===========    ===========    ===========

Basic earnings per common share ................   $      .177   $      .063    $      .221    $      .181
                                                   ===========   ===========    ===========    ===========
Weighted average number of common shares
   outstanding-basic ...........................     1,261,672     1,254,049      1,261,672      1,254,049
                                                   ===========   ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                           Alamogordo Financial Corp.
                   Condensed Consolidated Statements of Income
                      and Comprehensive Income (continued)
                    For the three months and six months ended
                           December 31, 2002 and 2001
                                   (Unaudited)

                                                                Three Months Ended               Six Months Ended
                                                                   December 31,                    December 31,
                                                           --------------------------      --------------------------
                                                               2002            2002            2001            2001
                                                               ----            ----            ----            ----
                                                                                 (In Thousands)
Diluted earnings per common share....................      $     .175      $     .063      $     .219       $    .180
                                                           ==========      ==========      ==========       =========

Weighted average number of common shares
   outstanding-diluted...............................       1,273,023       1,261,130       1,276,556       1,259,973
                                                            =========       =========       =========       =========

Comprehensive income per common share:
  Basic..............................................      $     .189      $     .066      $     .315       $    .187
                                                           ==========      ==========      ==========       =========
  Diluted............................................      $     .187      $     .066      $     .312       $    .187
                                                           ==========      ==========      ==========       =========

Minority shareholders cash dividends per common
  share..............................................      $      .17      $      .15      $      .34       $     .30
                                                           ==========      ==========      ==========       =========



See accompanying notes to condensed consolidated financial statements.

                           Alamogordo Financial Corp.
             Condensed Consolidated Statements of Cash Flows for the
                   Six months ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                         Six months ended December 31,
                                                                               2002        2001
                                                                             --------    --------
                                                                                (in thousands)
Cash flows from operating activities:
    Net income ...........................................................   $    279    $    227
    Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation .........................................................        185         188
    Net amortization of premiums and accretion of discounts on securities          15          19
    Gain on sale of loans ................................................         19        --
    (Gain) loss on sales of other real estate owned ......................         (3)          3
    Decrease in provision for loan losses ................................       (142)       --
    Decrease in accrued  interest receivable .............................         90         177
    Decrease in income taxes receivable ..................................       --            15
    (Increase) decrease  in other assets .................................       (117)         57
    Decrease in accrued interest payable and other liabilities ...........        (18)        (81)
    Decrease in deferred income taxes payable ............................        (20)        (45)
    Increase in income taxes payable .....................................          7          10
    Amortization of stock awards .........................................         36         115
                                                                             --------    --------
       Net cash provided by operating activities .........................        331         685
                                                                             --------    --------

Cash flows from investing activities:
    Proceeds from maturities, calls, and principal payments  of securities
        available-for-sale ...............................................        539       4,090
    Proceeds from maturities and principal payments of securities
        held-to-maturity .................................................        500         576
    Purchases of securities available-for-sale ...........................    (13,228)     (2,059)
    Purchases of securities held-to-maturity .............................     (4,883)       --
    Proceeds from sale of loans ..........................................      1,448        --
    Purchases of FHLB stock ..............................................        (23)        (26)
    Net decrease in loans ................................................      7,184       4,995
    Purchases of loans ...................................................     (1,407)       (238)
    Purchases of premises and equipment ..................................         (9)        (19)
    Net proceeds from sales/claims of real estate owned ..................        235          83
                                                                             --------    --------
       Net cash provided investing activities ............................     (9,644)      7,402
                                                                             --------    --------

Cash flows from financing activities:
    Net increase (decrease) in deposits ..................................     (2,827)     11,428
    Net decrease in escrows ..............................................       (530)       (583)
    Proceeds from advances from Federal Home Loan Bank ...................     10,000        --
    Payments on advances from Federal Home Loan Bank .....................       (155)       --
    Cash dividends paid on common stock ..................................       (177)       (170)
    Release of ESOP shares ...............................................         22          15
    ESOP stock note payment ..............................................         14          14
                                                                             --------    --------
         Net cash provided by (used in) financing activities .............   $  6,347    $ 10,704
                                                                             --------    --------

Net increase (decrease) in cash and cash equivalents .....................   $ (2,966)   $ 18,791

Cash and cash equivalents, beginning of year .............................     21,924       5,724
                                                                             --------    --------

Cash and cash equivalents, end of year ...................................   $ 18,958    $ 24,515
                                                                             ========    ========
Noncash investing and financing activities:
    Transfers of loans to real estate owned ..............................   $    240    $    198
    FHLB stock dividends .................................................         23          26

Supplemental disclosures of cash flow information:
    Income taxes paid ....................................................   $    240    $    140
    Interest expense .....................................................      2,590       3,112

    See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Alamogordo Financial Corp. (the "Company"), its wholly owned subsidiary, Alamogordo Federal Savings and Loan Association (the "Bank"), and Space Age City Service Corporation, a wholly owned subsidiary of the Bank. The financial statements included herein have been prepared by the Company without audit and in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial Corp. believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter and the six months ended December 31, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2003.

         The interim unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements of Alamogordo Financial Corp. for the fiscal year ended June 30, 2002, included in the Company's 2002 Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis reflects Alamogordo Financial Corp.'s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Alamogordo Financial's consolidated financial statements and their notes and the other statistical data provided in this Form 10-QSB. This 10-QSB contains certain "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

Comparison of Financial Condition at December 31, 2002 and June 30, 2002

         Alamogordo Financial Corp.'s total assets increased by $6.7 million, or 4.2%, to $166.3 million at December 31, 2002, from $159.6 million at June 30, 2002. The increase resulted primarily from an increase in securities, partially offset by a decrease in cash and cash equivalents and loans receivable. Cash and cash equivalents decreased by $3.0 million, or 13.6%, to $19.0 million from $22.0 million primarily due to the purchase of securities and a decrease in deposits, partially offset by a decrease in loans receivable. Securities, including mortgage-backed securities, increased by $17.1 million, or 159.8%, to $27.8 million from $10.7 million as a result of purchases of securities, partially offset by maturities and repayments.

Loans receivable decreased by $7.3 million, or 6.3%, to $109.2 million from $116.5 million as a result of principal repayments and loan payoffs surpassing new loan originations.

         Total deposits decreased by $2.8 million, or 2.1%, to $128.2 million at December 31, 2002 from $131.0 million at June 30, 2002. The decrease resulted from a $4.1 million, or 3.7%, decrease in certificate accounts to $106.2 million from $110.3 million, partially offset by a $1.6 million, or 8.7%, increase in transaction and savings deposits to $19.9 million from $18.3 million. The decrease in certificate accounts resulted from maturities surpassing new account openings. Total borrowings increased to $9.8 million at December 31, 2002 as compared to none for the previous period as an advance from the Federal Home Loan Bank (the "FHLB") was obtained in order to meet future liquidity needs, take advantage of low advance rates, and partici e FHLB's "Community Investment Program".

         Total stockholders' equity increased by $293,000, or 1.1%, to $27.6 million at December 31, 2002 from $27.3 million at June 30, 2002. The increase resulted primarily from earnings over the period of $279,000 and a $119,000 increase in accumulated other comprehensive income related to unrealized gains on securities available for sale, partially offset by dividends paid to stockholders of $177,000. As of December 31, 2002, Alamogordo Federal had $25.8 million of tangible capital or 15.6% of tangible assets, $25.8 million of core capital or 15.6% of total adjusted assets, and $26.0 million of risk-based capital or 33.9% of risk-weighted assets.

Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001

         General. Net income increased by $144,000, or 182.3%, to $223,000 for the three months ended December 31, 2002, from $79,000 for the three months ended December 31, 2001. The increase resulted from a decrease in interest expense and an increase in other income, partially offset by a decrease in interest income, and increases in the provision for loan losses, other expenses, and the provision for income taxes.

         Interest Income. Interest income decreased by $28,000, or 1.2%, to $2.38 million for the three months ended December 31, 2002 from $2.41 million for three months ended December 31, 2001. Interest and fees on loans receivable decreased by $113,000, or 5.1%, to $2.1 million from $2.2 million. The decrease resulted from a $7.2 million, or 6.0%, decrease in the average balance of loans receivable to $112.0 million from $119.2 million, and was partially offset by an 8 basis point increase in the average yield on the loan portfolio to 7.57% from 7.49%. Interest on securities, including mortgage-backed securities, increased by $137,000, or 304.4%, to $182,000 from $45,000. This increase resulted from a $19.0 million, or 413.0%, increase in the average balance of securities, and was partially offset by an 85 basis point decrease in the average yield on securities from 3.93% to 3.08%. Interest on other interest-earning assets decreased by $52,000, or 40.6%, to $76,000 from $128,000. This decrease resulted from a $3.3 million decrease in the average balance of other interest-earning assets and a decrease in the average yield of 70 basis points. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

         Interest Expense. Interest expense on deposits decreased by $343,000, or 21.4%, to $1.2 million for the three months ended December 31, 2002 from $1.6 million for the three months ended December 31, 2001. Interest expense on transaction and savings accounts decreased to $34,000 from $62,000, as the average cost decreased 66 basis points to .69% from 1.35%, and was partially offset by a $1.4 million increase in the average balance of transaction and savings accounts from $18.4 million to $19.8 million. Interest expense on certificate accounts decreased by $315,000 to $1.2 million from $1.5 million, as the average balance of certificate accounts decreased from $108.5 million to $105.2 million and the average cost decreased 103 basis points to 4.47% from 5.50%. The decrease in the average cost of deposits is a result of a general decrease in market rates of interest. Interest expense on borrowings increased by $73,000 as the average balance of Federal Home Loan Bank advances was $10.0 million for the three months ended December 31, 2002, as compared to none for the prior period.

         Net Interest Income. Net interest income increased by $242,000 or 28.4%, to $1.1 million for the three months ended December 31, 2002 from $851,000 for the three months ended December 31, 2002. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 66 basis points to 2.36% from 1.70%.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Based on our evaluation of these factors, and charge-offs of $196,000 during the three months ended December 31, 2002, a provision of $22,000 was made for the three months ended December 31, 2002, as compared to none for the three months ended December 31, 2001. The allowance for loan losses was $398,000, or 46.7% of total nonperforming loans at December 31, 2002, and $540,000, or 22.3% of total nonperforming loans at June 30, 2002. Based on management's assessment of the allowance for loan losses, an additional monthly provision of $5,000 was recommended and commenced October 1, 2002. Based on management's assessment and after consultation with our auditors, the monthly provision was increased to $10,000 in December of 2002.

         Other Income. Total other income increased by $30,000, or 27.5%, to $139,000 from $109,000. Service charges and fees increased by $11,000, or 14.7%, primarily due to an increase in deposit account service charges. Gain on sale of loans totaled $19,000 for the three months ended December 31, 2002 as compared to no gain for the previous period as $1.4 million of loans were sold in the secondary market during the current period.

         Other Expenses. Total other expense increased by $8,000, or .9%, to $855,000 for the three months ended December 31, 2002 from $847,000 for the three months ended December 31, 2001. Salaries and benefits expense increased by $28,000, primarily due to a $23,000 decrease in the deferral of loan origination costs, as new loan originations decreased during the current period, and a $25,000 increase in salaries expense, and was partially offset by a $26,000 decrease in compensation expense recognized for the stock awards plan as the directors became fully vested in their shares. Other expense decreased by $22,000, or 11.6%, to $168,000 from $190,000.

         Provision for Income Taxes. The provision for income taxes increased to $132,000, or 37.2% of net income before income taxes, from $34,000, or 30.1% of net income before income taxes. The increase in the provision resulted from an increase in net income before income taxes. The increase in the effective tax rate resulted from changes in certain deferred tax items.

Comparison of Operating Results for the Six Months Ended December 31, 2002 and 2001

         General. Net income increased by $52,000, or 22.9%, to $279,000 for the six months ended December 31, 2002, from $227,000 for the six months ended December 31, 2001. The increase resulted from a decrease in interest expense and an increase in other income, partially offset by a decrease in interest income, and increases in the provision for loan losses, other expenses, and the provision for income taxes.

         Interest Income. Interest income decreased by $197,000, or 4.0%, to $4.7 million for the six months ended December 31, 2002 from $4.9 million for the six months ended December 31, 2001. Interest and fees on loans receivable decreased by $329,000, or 7.2%, to $4.3 million from $4.6 million. The decrease resulted from a $7.6 million, or 6.3%, decrease in the average balance of loans receivable to $113.3 million from $120.9 million and a 7 basis point increase in the average yield on the loan portfolio to 7.53% from 7.60%. Interest on securities, including mortgage-backed securities, increased by $184,000, or 187.8%, to $282,000 from $98,000. This increase resulted from a $12.8 million, or 290.9%, increase in the average balance of securities, and was partially offset by a 114 basis point decrease in the average yield on securities from 4.41% to 3.27%. Interest on other interest-earning assets decreased by $52,000, or 22.1%, to $183,000 from $235,000. This decrease resulted from a decrease in the average yield of 99 basis points and was partially offset by a $3.5 million increase in the average balance of other interest-earning assets. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

         Interest Expense. Interest expense on deposits decreased by $583,000, or 18.8%, to $2.5 million for the six months ended December 31, 2002 from $3.1 million for the six months ended December 31, 2001. Interest expense on transaction and savings accounts decreased to $74,000 from $162,000, as the average cost decreased 105 basis points to .76% from 1.81%, and was partially offset by a $1.5 million increase in the average balance of transaction and savings accounts from $17.9 million to $19.4 million. Interest expense on certificate accounts decreased by $495,000 to $2.5 million from $3.0 million, as the average cost decreased 101 basis points to 4.61% from 5.62% and was partially offset by an increase in the average balance of certificate accounts from $105.4 million to $106.8 million. The decrease in the average cost of deposits is a result of a general decrease in market rates of interest. Interest expense on borrowings increased by $78,000 as the average balance of Federal Home Loan Bank advances was $5.3 million for the six months ended December 31, 2002, as compared to none for the prior period.

         Net Interest Income. Net interest income increased by $308,000, or 17.1%, to $2.1 million for the six months ended December 31, 2002 from $1.8 million for the six months ended December 31, 2001. The net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 42 basis points to 2.29% from 1.87%.

         Provision for Loan Losses. Based on the factors described above in the "Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001, and charge-offs of $346,000 for the six months ended December 31, 2002, a provision of $204,000 was made for the six months ended December 31, 2002, as compared to none for the six months ended December 31, 2001.

         Other Income. Total other income increased by $28,000, or 12.5%, to $252,000 from $224,000. Service charges and fees increased by $16,000, or 10.5%, primarily due to an increase in deposit account service charges. Gain on sale of loans totaled $19,000 for the six months ended December 31, 2002 as compared to no gain for the previous period as $1.4 million of loans were sold in the secondary market during the current period.

         Other Expenses. Total other expense increased by $49,000, or 2.9%, to $1.74 million for the six months ended December 31, 2002 from $1.70 million for the six months ended December 31, 2001. Salaries and benefits expense increased by $64,000, primarily due to a $32,000 decrease in the deferral of loan origination costs, as new loan originations decreased during the current period, and a $90,000 increase in salaries expense, and was partially offset by a $78,000 decrease in compensation expense recognized for the stock awards plan as the directors became fully vested in their shares. Other expense decreased by $13,000, or 3.7%, to $336,000 from $349,000.

         Provision for Income Taxes. The provision for income taxes increased to $147,000, or 34.5% of net income before income taxes, from $116,000, or 33.8% of net income before income taxes. The increase in the provision resulted from an increase in net income before income taxes. The increase in the effective tax rate resulted from changes in certain deferred tax items.

Liquidity

         Alamogordo Federal Savings and Loan Association is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 29.77% during the quarter ended December 31, 2002, and was 30.73% at December 31, 2002.

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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are various claims and lawsuits in which Alamogordo Financial Corp. is periodically involved incidental to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Changes in Securities.

         Not applicable.

         (b) Use of proceeds.

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on November 20, 2002 at 11:00 a.m. local time, pursuant to due notice. According to the certified list of stockholders, which was presented at the Annual Meeting, there were 1,292,317 outstanding votes that were entitled to be cast at the Annual Meeting, of which 646,159 represented a majority. There were present at the Annual Meeting in person or by proxy the holders of 1,214,098 votes, said votes constituting a majority and more than a quorum of the outstanding votes entitled to be cast.

Proposal No. 1 - Election of Directors

         Proposal No. 1 was for the election of Robert W. Hamilton and Earl E Wallin, each to serve as directors for terms of three years and until their successors have been elected and qualified. There were 1,214,098 votes cast for Robert W. Hamilton and 1,214,098 votes cast for Earl E Wallin.

Proposal No. 2 - Ratification of The Accounting & Consulting Group, L.L.P. as Auditors

         Proposal No. 2 was for the appointment of The Accounting & Consulting Group, L.L.P. to serve as auditors for the Company for the fiscal year ending June 30, 2003. There were 1,205,061 votes cast for and 9,037 votes case against ratification of the appointment of The Accounting & Consulting Group, L.L.P.

         Accordingly, each nominee for director having received a favorable vote of a plurality of the votes cast at the Annual Meeting and Proposal 2 having received a favorable vote of at least a majority of the Company's outstanding votes present in person or by proxy to be cast at the Annual Meeting, each of the propositions described above was declared to be duly approved by the stockholders of the Company.

ITEM 5.  OTHER INFORMATION

         Dividends on Common Stock

         On January 21, 2003, the Company declared a quarterly cash dividend of $.17 per share. The dividends were payable to stockholders of record as of January 31, 2003, and will be paid on February 14, 2003. AF Mutual Holding Company, which owns 918,000 shares of stock in the Company, waived receipt of $.1375 per share of its quarterly dividend, thereby reducing the actual dividend payout to $93,469.

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



                                  Alamogordo Financial Corp.




Date: February 13, 2003                    By: /s/ R. Miles Ledgerwood
                                              ----------------------------------
                                           R. Miles Ledgerwood
                                           President and Chief Executive Officer



Date: February 13, 2003                    By: /s/ Norma J. Clute
                                              ----------------------------------
                                           Norma J. Clute
                                           CFO and Treasurer

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


February 13, 2003                          /s/ R. Miles Ledgerwood
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


February 13, 2003                          /s/ Norma J. Clute
---------------------                      -------------------------------------
Date                                       Norma J. Clute
                                           Chief Financial Officer and Treasurer