Form 10QSB
period 2003-03-31
ALAMOGORDO FINANCIAL CORP
filed 2003-05-12
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ______________________________

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of May 1, 2003, the Company had 1,294,114 shares of common stock outstanding, par value $.10 per share.

Transitional Small Business Disclosure Format (check one):  Yes  /  / No  /x/

                           ALAMOGORDO FINANCIAL CORP.

                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
            March 31, 2003 and June 30, 2002..................................2

          Condensed Consolidated Statements of Income and Comprehensive
            Income for the three months and nine months ended
            March 31, 2003 and 2002...........................................3

          Comprehensive Consolidated Statements of Cash Flows for the
            nine months ended
            March 31, 2003 and 2002...........................................5

          Notes to Condensed Consolidated Financial Statements................6

          Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations.................................................6

          Item 3. Controls and Procedures....................................10

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings .........................................10

          Item 2. Changes in Securities and use of Proceeds..................10

          Item 3. Defaults upon Senior Securities............................11

          Item 4. Submission of Matters to Vote of Security Holders..........11

          Item 5. Other Information..........................................11

          Item 6. Exhibits and Reports on Form 8-K...........................11

                   Signatures................................................11

                   Certifications Pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002................................12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           Alamogordo Financial Corp.
                    Condensed Consolidated Balance Sheets at
                        March 31, 2003 and June 30, 2002

                                                                                At                       At
                                                                          March 31, 2003            June 30, 2002
                                                                                  (Dollars in thousands)
                                                                                       (Unaudited)
ASSETS
Cash and cash equivalents.................................               $    15,833               $    21,924
Securities:
      Available for sale..................................                    22,519                     9,941
      Held to maturity....................................                     5,108                       725
Loans, net................................................                   104,686                   116,543
Real estate owned, net....................................                       348                       280
Premises and equipment, net...............................                     7,671                     7,842
Stock in Federal Home Loan Bank, at cost..................                     1,600                     1,568
Accrued interest..........................................                       559                       629
Other assets..............................................                       224                       118
                                                                         -----------               -----------
    Total assets..........................................               $   158,548               $   159,570
                                                                         ===========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits..................................................               $   120,524               $   130,989
Escrows...................................................                       633                       968
Accrued interest and other liabilities....................                       127                       185
Deferred income taxes.....................................                        80                       135
Advances from Federal Home Loan Bank......................                     9,378                        --
Income taxes payable......................................                        30                         1
                                                                         -----------               -----------
   Total liabilities......................................                   130,772                   132,278
                                                                         -----------               -----------
STOCKHOLDERS' EQUITY
Common Stock, $.10 par value,10,000,000 shares authorized,
1,286,772 and  1,278,793 shares issued and outstanding at
March 31, 2003 and June 30, 2002, respectively ...........                       129                       128
Additional paid-in capital................................                     3,218                     3,177
Retained earnings, substantially restricted...............                    24,606                    24,322
Treasury stock, at cost, 441 and 0 shares at
 March 31,  2003 and June 30, 2002, respectively..........                       (11)                       --
Unearned ESOP shares and stock awards.....................                      (296)                     (361)
Accumulated other comprehensive income....................                       130                        26
                                                                         -----------               -----------
    Total stockholders' equity............................                    27,776                    27,292
                                                                         -----------               -----------
Total liabilities and stockholders' equity................               $   158,548               $   159,570
                                                                         ===========               ===========

See accompanying notes to condensed consolidated financial statements.

                           Alamogordo Financial Corp.
                   Condensed Consolidated Statements of Income
                            and Comprehensive Income
                   For the three months and nine months ended
                             March 31, 2003 and 2002
                                   (Unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                                 March 31,                     March 31,
                                                           2003           2002            2003           2002
                                                       ----------      ----------     ----------     ----------
                                                                             (In Thousands)

Interest income:
  Interest and fees on loans.........................  $    1,992      $    2,268     $    6,260     $    6,865
  Interest on securities.............................         169              15            396             49
  Interest on mortgage-backed securities.............          21              41             76            106
  Interest on other interest-earning assets..........          51             103            234            338
                                                       ----------      ----------     ----------     ----------
   Total interest income.............................       2,233           2,427          6,966          7,358

Interest expense:
  Interest on deposits...............................       1,080           1,403          3,619          4,526
  Interest on FHLB advances and other borrowings.....          70              --            148             --
                                                       ----------      ----------     ----------     ----------
   Total interest expense ...........................       1,150           1,403          3,767          4,526
                                                       ----------      ----------     ----------     ----------
    Net interest income..............................       1,083           1,024          3,199          2,832

Provision for loan losses............................          36              --            240             --
                                                       ----------      ----------     ----------     ----------
  Net interest income, after provision for loan losses      1,047           1,024          2,959          2,832
                                                       ----------      ----------     ----------     ----------
Other income (loss)
  Service charges and fees...........................          84              68            252            220
  Gain on sale of loans..............................          12              --             31             --
  Gain (loss) on sale of real estate    .............          (6)             30             (9)            27
  Loss on other repossessed assets...................         (10)             --            (10)            --
  Other..............................................          35              34            103            110
                                                       ----------      ----------     ----------     ----------
   Total other income................................         115             132            367            357
                                                       ----------      ----------     ----------     ----------
Other expenses
  Salaries and benefits..............................         370             372          1,239          1,179
  Occupancy .........................................         171             162            511            503
  Data processing fees...............................          73              68            207            197
  Federal insurance premiums and other insurance
    expense..........................................          20              17             56             51
  Advertising .......................................           5               5             27             36
  Other..............................................         145             158            481            506
                                                       ----------      ----------     ----------     ----------
   Total other expenses..............................         784             782          2,521          2,472
                                                       ----------      ----------     ----------     ----------
   Income before income taxes........................         378             374            805            717
                                                       ----------      ----------     ----------     ----------
Provision for income taxes...........................         139             134            287            250
                                                       ----------      ----------     ----------     ----------
   Net income........................................  $      239      $      240     $      518     $      467
                                                       ==========      ==========     ==========     ==========
Other comprehensive income
  Unrealized gain (loss), net of tax.................         (15)             (3)           103              5
                                                       ----------      ----------     ----------     ----------
     Total comprehensive income .....................  $      224      $      237     $      621     $      472
                                                       ==========      ==========     ==========     ==========
Basic earnings per common share......................  $     .189      $     .191     $     .410     $     .372
                                                       ==========      ==========     ==========     ==========
Weighted average number of common shares
   outstanding-basic.................................   1,265,441       1,255,945      1,262,570      1,254,049
                                                       ==========      ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                           Alamogordo Financial Corp.
                   Condensed Consolidated Statements of Income
                      and Comprehensive Income (continued)
                   For the three months and nine months ended
                             March 31, 2003 and 2002
                                   (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                    March 31,                     March 31,
                                                              2003            2002           2003          2002
                                                          -----------    -----------    -----------    -----------
                                                                                (In Thousands)

Diluted earnings per common share....................     $      .187    $      .189    $      .405    $      .370
                                                          ===========    ===========    ===========    ===========
Weighted average number of common shares
   outstanding-diluted...............................       1,277,998      1,267,886      1,278,954      1,262,181
                                                          ===========    ===========    ===========    ===========
Comprehensive income per common share:
  Basic..............................................     $      .177    $      .189    $      .492    $      .376
                                                          ===========    ===========    ===========    ===========
  Diluted............................................     $      .175    $      .187    $      .486    $      .374
                                                          ===========    ===========    ===========    ===========
Minority shareholders cash dividends per common share     $       .17    $       .17    $       .51    $       .47
                                                          ===========    ===========    ===========    ===========










See accompanying notes to condensed consolidated financial statements.

                           Alamogordo Financial Corp.
             Condensed Consolidated Statements of Cash Flows for the
                    Nine months ended March 31, 2003 and 2002
                                   (Unaudited)
                                                                                  Nine months ended March 31,
                                                                                       2003        2002
                                                                                     --------    --------
                                                                                          (in thousands)
Cash flows from operating activities:
    Net income ...................................................................   $    518    $    467
    Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation .................................................................        277         282
    Net amortization of premiums and accretion of discounts on securities ........         22          29
    Gain on sale of loans ........................................................        (31)         --
    (Gain) loss on sales of other real estate owned ..............................          9         (27)
    Decrease in provision for loan losses ........................................       (106)         --
    Decrease in accrued  interest receivable .....................................         70         160
    Decrease in income taxes receivable ..........................................         --          15
    (Increase) decrease  in other assets .........................................       (106)         80
    Decrease in accrued interest payable and other liabilities ...................        (58)        (53)
    Decrease in deferred income taxes payable ....................................        (55)        (45)
    Increase in income taxes payable .............................................         29          30
    Release of ESOP shares .......................................................         53          47
    Amortization of stock awards .................................................         44         137
                                                                                     --------    --------
       Net cash provided by operating activities .................................        666       1,122
                                                                                     --------    --------
Cash flows from investing activities:
    Proceeds from maturities, calls, and principal payments  of securities
        available-for-sale .......................................................        810       4,466
    Proceeds from maturities and principal payments of securities held-to-maturity        500         576
    Purchases of securities available-for-sale ...................................    (13,306)     (7,070)
    Purchases of securities held-to-maturity .....................................     (4,883)         --
    Proceeds from sale of loans ..................................................      2,438          --
    Purchases of FHLB stock ......................................................        (32)        (37)
    Net decrease in loans ........................................................     10,536       5,811
    Purchases of loans ...........................................................     (1,407)       (238)
    Purchases of premises and equipment ..........................................       (106)        (29)
    Net proceeds from sales/claims of real estate owned ..........................        350         129
                                                                                     --------    --------
       Net cash provided investing activities ....................................     (5,100)      3,608
                                                                                     --------    --------
Cash flows from financing activities:
    Net increase (decrease) in deposits ..........................................    (10,465      11,188
    Net decrease in escrows ......................................................       (335)       (358)
    Proceeds from advances from Federal Home Loan Bank ...........................     10,000          --
    Payments on advances from Federal Home Loan Bank .............................       (622)         --
    Cash dividends paid on common stock ..........................................       (266)       (252)
    Proceeds from the exercise of stock options ..................................         42          --
    Purchase of treasury stock - at cost .........................................        (11)         --
                                                                                     --------    --------
            Net cash provided by (used in) financing activities ..................   $ (1,657)   $ 10,578
                                                                                     --------    --------
Net increase (decrease) in cash and cash equivalents .............................   $ (6,091)   $ 15,308

Cash and cash equivalents, beginning of year .....................................     21,924       5,724
                                                                                     --------    --------
Cash and cash equivalents, end of year ...........................................   $ 15,833    $ 21,032
                                                                                     ========    ========
Noncash investing and financing activities:
    Transfers of loans to real estate owned ......................................   $    411    $    198
    FHLB stock dividends .........................................................         32          37

Supplemental disclosures of cash flow information:
    Income taxes paid ............................................................   $    383    $    254
    Interest expense .............................................................      3,769       4,568

    See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Alamogordo Financial Corp. (the "Company"), its wholly owned subsidiary, Alamogordo Federal Savings and Loan Association (the "Bank"), and Space Age City Service Corporation, a wholly owned subsidiary of the Bank. The financial statements included herein have been prepared by the Company without audit and in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial Corp. believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter and the nine months ended March 31, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2003.

         The interim unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements of Alamogordo Financial Corp. for the fiscal year ended June 30, 2002, included in the Company's 2002 Annual Report.

2.       New Accounting Pronouncements

         FASB Statement (FAS) 148, Accounting for Stock-Based Compensation - Transition and Disclosure was issued in December 2002. It applies to annual financial statements for fiscal years ending after December 15, 2002 and to interim financial statements for interim periods beginning after December 15, 2002. FAS 148 requires more prominent disclosure of how an entity's accounting policy for compensation affects net income; amends FAS 123 to provide three choices regarding how to adopt FAS 123; and amends APB 28, Interim Financial Reporting, to require companies still using APB Opinion 25 for stock-based compensation to provide tabular disclosure in interim financial statements of the effects that using FAS 123 would have on compensation expense, net income, and earnings per share.

         The Company uses the intrinsic method of accounting for the compensation effect of stock options described in APB Opinion 25. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant. No options were granted during the time periods presented herein.

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

Comparison of Financial Condition at March 31, 2003 and June 30, 2002

         Alamogordo Financial Corp.'s total assets decreased by $1.1 million, or ..69% to $158.5 million at March 31, 2003, from $159.6 million at June 30, 2002. The decrease resulted primarily from a decrease in cash and cash equivalents and loans receivable, partially offset by an increase in securities. Cash and cash equivalents decreased by $6.1 million, or 27.9%, to $15.8 million from $21.9 million primarily due to the purchase of securities and a decrease in deposits, partially offset by a decrease in loans receivable and an increase in advances. Securities, including mortgage-backed securities, increased by $16.9 million, or 157.9%, to $27.6 million from $10.7 million as a result of purchases of securities, partially offset by maturities and repayments. Loans receivable decreased by $11.8 million, or 10.1%, to $104.7 million from $116.5 million as a result of principal repayments and loan payoffs surpassing new loan originations.

         Total deposits decreased by $10.5 million, or 8.0%, to $120.5 million at March 31, 2003 from $131.0 million at June 30, 2002. The decrease resulted from a $12.5 million, or 11.3%, decrease in certificate accounts to $97.8 million from $110.3 million, partially offset by a $2.0 million, or 10.9%, increase in transaction and savings deposits to $20.3 million from $18.3 million. The decrease in certificate accounts resulted from maturities surpassing new account openings. Total borrowings increased to $9.4 million at March 31, 2003 as compared to none for the previous period as an advance from the Federal Home Loan Bank (the "FHLB") was obtained in order to meet future liquidity needs, take advantage of e rates, and participate in the FHLB's "Community Investment Program".

         Total stockholders' equity increased by $484,000, or 1.8%, to $27.8 million at March 31, 2003 from $27.3 million at June 30, 2002. The increase resulted primarily from earnings over the period of $518,000, a $104,000 increase in accumulated other comprehensive income related to unrealized gains on securities available for sale, the amortization of $45,000 of unearned stock awards, and the exercise of $41,000 of stock options, partially offset by dividends paid to stockholders of $266,000. As of March 31, 2003, Alamogordo Federal had $26.1 million of tangible capital or 16.5% of tangible assets, $26.1 million of core capital or 16.5% of total adjusted assets, and $26.4 million of risk-based capital or 35.6% of risk- weighted assets.

Comparison of Operating Results for the Three Months Ended
March 31, 2003 and 2002

         General. Net income decreased by $1,000, or .4%, to $239,000 for the three months ended March 31, 2003, from $240,000 for the three months ended March 31, 2002. The decrease resulted from decreases in interest income and other income and increases in the provision for loan losses, other expenses, and the provision for income taxes, partially offset by a decrease in interest expense.

         Interest Income. Interest income decreased by $194,000, or 8.1%, to $2.2 million for the three months ended March 31, 2003 from $2.4 million for three months ended March 31, 2002. Interest and fees on loans receivable decreased by $276,000, or 12.0%, to $2.0 million from $2.3 million. The decrease resulted from a $10.3 million, or 8.8%, decrease in the average balance of loans receivable to $107.2 million from $117.5 million and by a 29 basis point decrease in the average yield on the loan portfolio to 7.43% from 7.72%. Interest on securities, including mortgage-backed securities, increased by $134,000, or 239.3%, to $190,000 from $56,000. This increase resulted from a $22.6 million, or 443.1%, increase in the average balance of securities, and was partially offset by a 166 basis point decrease in the average yield on securities from 4.40% to 2.74%. Interest on other interest-earning assets decreased by $52,000, or 50.5%, to $51,000 from $103,000. This decrease resulted from an $8.5 million decrease in the average balance of other interest-earning assets and a decrease in the average yield of 39 basis points.

The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

         Interest Expense. Interest expense decreased by $253,000, or 18.1%, to $1.2 million for the three months ended March 31, 2003 from $1.4 million for the three months ended March 31, 2002. Interest expense on transaction and savings accounts decreased to $16,000 from $37,000, as the average cost decreased 48 basis points to .32% from .80%, and was partially offset by a $1.7 million increase in the average balance of transaction and savings accounts from $18.4 million to $20.1 million. Interest expense on certificate accounts decreased by $302,000 to $1.1 million from $1.4 million, as the average balance of certificate accounts decreased from $108.2 million to $100.8 million and the average cost decreased 83 basis points to 4.22% from 5.05%. The decrease in the average cost of deposits is a result of a general decrease in market rates of interest. Interest expense on borrowings increased by $70,000 as the average balance of Federal Home Loan Bank advances was $9.5 million for the three months ended March 31, 2003, as compared to none for the prior period.

         Net Interest Income. Net interest income increased by $59,000 or 5.9%, to $1.1 million for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 21 basis points to 2.44% from 2.23%.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Based on our evaluation of these factors, a provision of $36,000 was made for the three months ended March 31, 2003, as compared to none for the three months ended March 31, 2002. The allowance for loan losses was $434,000, or 56.4% of total nonperforming loans at March 31, 2003, and $540,000, or 22.3% of total nonperforming loans at June 30, 2002. Based on management's assessment of the allowance for loan losses, an additional monthly provision of $5,000 was recommended and commenced October 1, 2002. Based on management's assessment, the monthly provision was increased to $12,000 in December of 2002.

         Other Income. Total other income decreased by $17,000, or 12.9%, to $115,000 from $132,000. Service charges and fees increased by $16,000, or 23.5%, primarily due to an increase in deposit account service charges. Loss on sale of real estate owned totaled $6,000 for the three months ended March 31, 2003 as compared to a gain on sale of real estate owned of $30,000 for the previous period. Loss on repossessed assets totaled $10,000 for the three months ended March 31, 2003 as compared to none for the previous period. Gain on sale of loans totaled $12,000 for the three months ended March 31, 2003 as compared to no gain for the previous period as $1.0 million of loans were sold in the secondary market during the current period.

         Other Expenses. Total other expense increased by $2,000 to $784,000 for the three months ended March 31, 2003 from $782,000 for the three months ended March 31, 2002. Occupancy expense increased by $9,000 and data processing fees increased by $5,000 and were partially offset by $13,000 decrease in other expense.

         Provision for Income Taxes. The provision for income taxes increased to $139,000, or 36.8% of net income before income taxes, from $134,000, or 35.8% of net income before income taxes. The increase in the provision resulted from an increase in income before income taxes.

Comparison of Operating Results for the Nine Months Ended
March 31, 2003 and 2002

         General. Net income increased by $51,000, or 10.9%, to $518,000 for the nine months ended March 31, 2003, from $467,000 for the nine months ended March 31, 2002. The increase resulted from a decrease in interest expense and an increase in other income, partially offset by a decrease in interest income, and increases in the provision for loan losses, other expenses, and the provision for income taxes.

         Interest Income. Interest income decreased by $392,000, or 5.3%, to $7.0 million for the nine months ended March 31, 2003 from $7.4 million for the nine months ended March 31, 2002. Interest and fees on loans receivable decreased by $605,000, or 8.8%, to $6.3 million from $6.9 million. The decrease resulted from a $8.5 million, or 7.1%, decrease in the average balance of loans receivable to $111.3 million from $119.8 million and a 14 basis point decrease in the average yield on the loan portfolio to 7.50% from 7.64%. Interest on securities, including mortgage-backed securities, increased by $317,000, or 204.5%, to $472,000 from $155,000. This increase resulted from a $16.1 million, or 344.3%, increase in the average balance of securities, and was partially offset by a 139 basis point decrease in the average yield on securities from 4.43% to 3.04%. Interest on other interest-earning assets decreased by $104,000, or 30.8%, to $234,000 from $338,000. This decrease resulted from a decrease in the average yield of 69 basis points and a $463,000 decrease in the average balance of other interest-earning assets. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

         Interest Expense. Interest expense decreased by $759,000, or 16.9%, to $3.8 million for the nine months ended March 31, 2003 from $4.5 million for the nine months ended March 31, 2002. Interest expense on transaction and savings accounts decreased to $90,000 from $200,000, as the average cost decreased 86 basis points to .61% from 1.47%, and was partially offset by a $1.5 million increase in the average balance of transaction and savings accounts from $18.1 million to $19.6 million. Interest expense on certificate accounts decreased by $797,000 to $3.5 million from $4.3 million, as the average cost decreased 93 basis points to 4.49% from 5.42% and the average balance of certificate accounts decreased from $106.4 million to $104.8 million. The decrease in the average cost of deposits is a result of a general decrease in market rates of interest. Interest expense on borrowings increased by $148,000 as the average balance of Federal Home Loan Bank advances was $6.7 million for the nine months ended March 31, 2003, as compared to none for the prior period.

         Net Interest Income. Net interest income increased by $367,000, or 13.1%, to $3.2 million for the nine months ended March 31, 2003 from $2.8 million for the nine months ended March 31, 2002. The net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 35 basis points to 2.34% from 1.99%.

         Provision for Loan Losses. Based on the factors described above in the "Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002", and charge-offs of $346,000 for the nine months ended March 31, 2003, a provision of $240,000 was made for the nine months ended March 31, 2003, as compared to none for the nine months ended March 31, 2002. The charge-offs were related to inventory and equipment loans to a commercial borrower.

         Other Income. Total other income increased by $10,000, or 2.8%, to $367,000 from $357,000. Service charges and fees increased by $32,000, or 14.5%, primarily due to an increase in deposit account service charges. Loss on sale of real estate owned totaled $9,000 for the nine months ended March 31, 2003 as compared to a gain on sale of real estate owned of $27,000 for the previous period. Loss on repossessed assets totaled $10,000 for the nine months ended March 31, 2003 as compared to none for the previous period. Gain on sale of loans totaled $31,000 for the three months ended March 31, 2003 as compared to no gain for the previous period as $2.4 million of loans were sold in the secondary market during the current period. Other income decreased by $7,000.

         Other Expenses. Total other expense increased by $49,000, or 2.0%, to $2.52 million for the nine months ended March 31, 2003 from $2.47 million for the nine months ended March 31, 2002. Salaries and benefits expense increased by $60,000, primarily due to a $101,000 increase in salaries expense and a $40,000 decrease in the deferral of capitalized loan origination salary costs, as new loan originations decreased during the current period, and was partially offset by a $92,000 decrease in compensation expense recognized for the stock awards plan as the directors became fully vested in their shares. Other expense decreased by $25,000, or 4.9%, to $481,000 from $506,000.

         Provision for Income Taxes. The provision for income taxes increased to $287,000, or 35.7% of net income before income taxes, from $250,000, or 34.9% of net income before income taxes. The increase in the provision resulted from an increase in income before income taxes.

Liquidity

         Alamogordo Federal Savings and Loan Association is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 28.71% during the quarter ended March 31, 2003, and was 28.37% at March 31, 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Dividends on Common Stock
                  On April 16, 2003, the Company declared a quarterly cash dividend of $.17 per share. The dividends were payable to stockholders of record as of May 1, 2003, and will be paid on May 15, 2003. AF Mutual Holding Company, which owns 918,000 shares of stock in the Company, waived receipt of $.1375 per share of its quarterly dividend, thereby reducing the actual dividend payout to $93,774.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 99.1: Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K:

                  On February 3, 2003, the registrant filed a Current Report on Form 8-K under Item 4. and Item 7. to report a change in its outside accounting firm.

                  On April 21, 2003, the registrant filed a Current Report on Form 8-K under Item 7. and Item 9. to disclose a press release dated April 16, 2003 regarding its earnings for the fiscal quarter ended March 31, 2003.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                           Alamogordo Financial Corp.




Date: May 8, 2003                          By: /s/ R. Miles Ledgerwood
                                              ----------------------------------
                                           R. Miles Ledgerwood
                                           President and Chief Executive Officer



Date: May 8, 2003                          By: /s/ Norma J. Clute
                                              ----------------------------------
                                           Norma J. Clute
                                           CFO and Treasurer

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


May 8, 2003                                /s/ R. Miles Ledgerwood
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


May 8, 2003                                /s/ Norma J. Clute
---------------------                      -------------------------------------
Date                                       Norma J. Clute
                                           Chief Financial Officer and Treasurer