Form 10KSB
period 2003-06-30
ALAMOGORDO FINANCIAL CORP
filed 2003-09-29
CIK 1100542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended June 30, 2003
                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF1934

     For the transition period from ________ to ________.

                        Commission file number: 000-29655

                           Alamogordo Financial Corp.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Federal                                     74-281948
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

        500 10th Street
    Alamogordo, New Mexico                                               88310
-------------------------------                                       ----------
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

                                 (505) 437-9334
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the fiscal year ended June 30, 2003 were $
9.6 million.

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the OTC Bulletin Board on September 17, 2003 was approximately $7.7 million.

         The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of September 17, 2003 was 1,299,555.

                       Documents Incorporated by Reference

         The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the Alamogordo Financial Corp. Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

II. Portions of the Alamogordo Financial Corp. 2003 Annual Report are incorporated by reference into certain items of Part II.

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

         Other larger employers include the Alamogordo Public Schools, Inn of the Mountain Gods, Wal-Mart Super Center, Gerald Champion Regional Medical Center, City of Alamogordo and 1-800-Flowers.com.

Lending Activities

         Loan Portfolio Composition. At June 30, 2003, we had total loans of $102.4 million, of which $79.5 million, or 77.6%, were one- to four-family residential mortgages. The remainder of our mortgage loans at June 30, 2003, consisted of multi-family and nonresidential, land and construction loans. In addition, we originate consumer and other loans including second mortgage loans, consumer loans, commercial business loans, and deposit account loans. As of June 30, 2003, $7.1 million, or 7.0%, of our total loans have adjustable rates of interest.

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

                                                                June 30,
                                          ----------------------------------------------------
                                                    2003                         2002
                                          ------------------------     -----------------------
                                            Amount        Percent        Amount       Percent
                                          ----------    ----------     ----------   ----------
                                                                        (Dollars in Thousands)

Mortgage loans:
  One- to four-family .................   $   79,456          77.6%    $  100,710         85.3%
  Multifamily and nonresidential ......       14,040          13.7          8,535          7.2
  Construction ........................        2,664           2.6          2,584          2.2
  Land ................................           93           0.1            129          0.1
                                          ----------    ----------     ----------   ----------
    Total mortgage loans ..............       96,253          94.0        111,958         94.8
                                          ----------    ----------     ----------   ----------
Consumer and other loans:
  Second mortgage .....................        1,305           1.3          1,585          1.3
  Consumer ............................        1,746           1.7          1,260          1.1
  Commercial business .................        1,924           1.9          2,223          1.9
  Deposit account .....................        1,145           1.1          1,067          0.9
                                          ----------    ----------     ----------   ----------
    Total consumer and other loans ....        6,120           6.0          6,135          5.2
                                          ----------    ----------     ----------   ----------

      Total loans .....................      102,373         100.0%       118,093        100.0%
                                                        ==========                  ==========

Less:
  Loans in process ....................         (807)                        (410)
  Deferred fees and discounts .........         (431)                        (601)
  Allowance for losses ................         (540)                        (539)
                                          ----------                   ----------
    Total loans receivable, net .......   $  100,595                   $  116,543
                                          ==========                   ==========

         Loan Maturity Schedules. The following table sets forth the dollar amounts of fixed- and adjustable-rate loans at June 30, 2003 that are contractually due after June 30, 2004.

                                               Fixed     Adjustable      Total
                                            ----------   ----------   ----------
                                                       (In thousands)

Mortgage loans:
   One- to four-family ..................   $   74,395   $    1,726   $   76,121
   Multifamily and nonresidential .......       10,405        2,312       12,717
   Construction .........................          250          392          642
   Land .................................           80           --           80
Consumer and other loans ................        3,584          472        4,056
Add back: Loans in process ..............          807           --          807
                                            ----------   ----------   ----------
Total loans due after one year ..........   $   89,521   $    4,902   $   94,423
                                            ==========   ==========   ==========

         Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 2003 regarding the dollar amount of loans maturing in Alamogordo Financial's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, over draft loans and loans with no stated maturity are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses..

                              One- to       Multifamily and                                          Consumer
                            Four-Family      Nonresidential     Construction         Land            and Other           Total
                          ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
                                  Weighted          Weighted          Weighted          Weighted          Weighted          Weighted
                                   Average           Average           Average           Average           Average           Average
                           Amount    Rate    Amount    Rate    Amount    Rate    Amount    Rate    Amount    Rate    Amount    Rate
                          --------  -----   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
                                                                    (Dollars in Thousands)

Due During Years
----------------
Ending June 30,
---------------
2004 ...................  $  2,778   7.19%  $  1,323   6.28%  $  1,772   6.36%  $     13   5.15%  $  2,064   7.19%  $  7,950   6.86%
2005 ...................     3,167   7.07      1,437   6.33         --     --         23   9.29      1,866   7.45      6,493   6.95
2006 ...................     3,081   7.10      2,063   6.66         --     --         44  10.23        805   7.37      5,993   7.01
2007 and 2008 ..........     6,422   7.11      2,478   6.51         --     --          7   9.82        745   7.35      9,652   6.97
2009 to 2013 ...........    16,446   7.10      4,529   6.55         --     --          6   9.88        515   7.48     21,496   7.00
2014 to 2028 ...........    41,385   7.13      2,161   6.40        642   6.13         --     --        125   7.51     44,313   7.02
2029 and following .....     5,620   7.11         49   6.40         --     --         --     --         --     --      5,669   7.01
Add back: loans in
   process .............       557                --               250                --                --                80
                          --------  -----   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
Total loans ............  $ 79,456  77.12%  $ 14,040   6.49%  $  2,664   6.30%  $     93   9.23%  $  6,120   7.34%  $102,373   6.99%
                          ========  =====   ========  =====   ========  =====   ========  =====   ========  =====   ========  =====

         One- to Four-Family Residential Real Estate Loans. We emphasize the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner, although we also offer loans secured by properties that do not serve as the primary residence of the owner. We currently hold most of the loans that we originate in our portfolio and intend to continue to do so, although in the past we have sold loans. From time to time we purchase one- to four-family residential mortgage loans, and have purchased loans that are secured by properties that are not located in our market area. Generally, the loans that we purchase have adjustable rates of interest, and are purchased as part of our interest rate risk management strategy. As of June 30, 2003, loans secured by one- to four-family residential properties accounted for $102.4 million, or 79.5%, of our total loan portfolio.

         We originate a significant amount of 30-year fixed-rate residential real estate loans that are partially guaranteed as to repayment of principal and interest by the Department of Veterans Affairs (the "VA"). The Department of Veterans Affairs guarantees a portion of the mortgage loan principal balance against default by the borrower. VA guaranteed loans may be repaid at any time without penalty, and are assumable by another borrower at the same rate if the borrower sells a home. At June 30, 2003, $13.0 million, or 16.3%, of our one- to four-family residential real estate loans were VA guaranteed loans.

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

         We also offer adjustable-rate mortgage, or ARM, loans with a maximum term of 30 years. The adjustable-rate loans that we offer generally include limitations on the maximum increases and decreases in interest rates, and may have "teaser" rates, or relatively low initial rates of interest. We believe that adjustable-rate mortgage loans help reduce our exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. We did not originate any adjustable-rate one- to four-family residential real estate loans during the fiscal year ended June 30, 2003.

         During the fiscal year ended June 30, 2003, we purchased five adjustable rate loans totaling $1.9 million and a $563,000 fixed-rate loan secured by commercial real estate located in New Mexico. During the fiscal year ended June 30, 2002, we purchased a $238,000 adjustable-rate loan secured by commercial real estate located in New Mexico. At June 30, 2003, our portfolio included $1.8 million of adjustable-rate one- to four-family residential mortgage loans, or 1.8% of our total loan portfolio. Almost all of the adjustable-rate loans that we currently own were purchased from another lender and are secured by real estate located outside of our market area.

         Multifamily and Nonresidential Real Estate Lending. Our multifamily and nonresidential real estate loans include real estate loans secured primarily by first liens on commercial real estate and apartment buildings. The commercial real estate properties are predominantly nonresidential properties such as office buildings, retail stores and more specialized properties such as churches, mobile home parks and restaurants. Loans secured by commercial real estate totaled $ 13.6 million, or 13.3%, of our total loan portfolio as of June 30, 2003, and consisted of 37 loans outstanding with an average loan balance of approximately $ 368,000. Loans secured by multifamily residential real estate totaled $ 430,000, or 0.4%, of our total loan portfolio as of June 30, 2003, and consisted of four loans outstanding with an average loan balance of approximately $ 215,000. Substantially all of our commercial real estate and multifamily loans are secured by properties located in our primary market area. As of June 30, 2003, we had one multifamily residential real estate loan and two commercial real estate loans with balances in excess of $ 500,000. One of the commercial real estate loans was restructured during the year ended June 30, 2003, as discussed below in "--Asset Quality--Non-Performing Loans." As of June 30, 2003, each of our loans with balances in excess of $ 500,000 was performing in accordance with its contractual terms.

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

         Consumer and Other Loans. The Bank originates a variety of consumer and other loans, including second mortgage loans, consumer loans, deposit account loans and commercial business loans. As of June 30, 2003, consumer and other loans totaled $ 6.1 million, or 6.0% of the total loan portfolio. Our second mortgage loans include fixed-rate, fixed-term second mortgage and home equity loans. Our second mortgage loans are offered in amounts up to 90% of the appraised value of the property (including prior liens). Other consumer loans primarily include loans secured by personal property such as autos, recreational vehicles and boats, although we make a small number of unsecured loans that are personally guaranteed. Our procedures for underwriting consumer loans include an assessment of an applicant's credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate, such as automobiles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, the repayment of consumer loans depends on the borrower's continued financial stability, as their repayment is more likely than a single family mortgage loan to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws (including bankruptcy and insolvency laws) may limit the amount that can be recovered on such loans.

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

         We base our commercial credit decisions upon a complete credit assessment of the loan applicant. We try to comprehensively assess the risks involved in the loan as part of our overall determination of whether the applicant will be able to repay in accordance with the proposed terms. We generally require personal guarantees of the principals. In addition to evaluating the loan applicant's financial statements, we try to determine the probable adequacy of the primary and secondary sources of repayment that we may rely upon in the transaction. We supplement our analysis of the applicant's creditworthiness with credit agency reports of the applicant's credit history as well as bank checks and trade investigations. We also analyze collateral supporting a secured transaction to determine its marketability and liquidity. Commercial business loans generally bear higher interest rates than residential loans, but they also involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business.

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

         The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                                         Years Ended June 30,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
                                                            (In Thousands)

Loans receivable, net, at beginning of period ......   $  116,543    $  122,995
Loans originated:
  Mortgage loans:
    One- to four-family ............................        9,082        12,061
    Multifamily and nonresidential .................        4,270         2,730
    Construction ...................................        3,009         3,072
    Land ...........................................          977           815
                                                       ----------    ----------
      Total mortgage loans originated ..............       17,338        18,678
                                                       ----------    ----------
  Consumer and other loans:
    Commercial .....................................        1,332         1,147
    Second mortgage, consumer and deposit account ..        2,237         2,849
                                                       ----------    ----------
      Total consumer and other loans originated ....        3,569         3,996
                                                       ----------    ----------
Loans purchased:
  Mortgage loans:
    One- to  four-family ...........................           --            --
    Multifamily and nonresidential .................        2,474           238
    Construction ...................................           --            --
    Land ...........................................           --            --
                                                       ----------    ----------
      Total loans purchased ........................        2,474           238
                                                       ----------    ----------
Loans sold:
  Mortgage loans:
    One- to  four-family ...........................       (5,095)           --
    Multifamily and nonresidential .................           --            --
    Construction ...................................           --            --
    Land ...........................................           --            --
                                                       ----------    ----------
      Total loans sold .............................       (5,095)           --
                                                       ----------    ----------

      Principal repayments .........................      (34,006)      (29,929)
                                                       ----------    ----------

Increase (decrease) in other items, net ............         (228)          565
                                                       ----------    ----------

Loans receivable, net, at end of period ............   $  100,595    $  116,543
                                                       ==========    ==========

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

         Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2003.

                                                    Loans Delinquent For:
                                    ----------------------------------------------------
                                                                    90 Days and Over
                                           30-89 Days             and Nonaccrual Loans       Total Delinquent Loans
                                    ------------------------    ------------------------    ------------------------
                                                      Percent                     Percent                     Percent
                                                      Of Loan                     Of Loan                     Of Loan
                                    Number   Amount  Category   Number   Amount  Category   Number   Amount  Category
                                    ------   ------   ------    ------   ------   ------    ------   ------   ------
                                                                 (Dollars in Thousands)

Mortgage loans:
  One- to four-family ...........       12   $  563     0.71%        2   $  112     0.14%       14   $  675     0.85%
  Multifamily and
    nonresidential ..............        1    1,622    11.55         3      504     3.59         4    2,126    15.14
  Construction ..................       --       --       --        --       --       --        --       --       --
  Land ..........................       --       --       --        --       --       --        --       --       --
                                    ------   ------   ------    ------   ------   ------    ------   ------   ------
Total mortgage loans ............       13    2,185     2.27         5      616     0.64        18    2,801     2.91
                                    ------   ------   ------    ------   ------   ------    ------   ------   ------
Consumer and other loans:
  Second mortgage ...............        1   $    2     0.15%       --       --       --         1        2     0.15
  Consumer ......................        2        2     0.11        --       --       --         2        2     0.11
  Commercial business ...........       --       --       --        --       --       --        --       --       --
  Deposit account ...............        2       24     2.10        --       --       --         2       24     2.10
                                    ------   ------   ------    ------   ------   ------    ------   ------   ------
    Total consumer and other
      loans .....................        5       28     0.46        --       --       --         5       28     0.46
                                    ------   ------   ------    ------   ------   ------    ------   ------   ------
Total delinquent loans: .........       18   $2,213     2.16%        5   $  616     0.60%       23   $2,829     2.76%
                                    ======   ======             ======   ======             ======   ======

         Non-performing Loans. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. During the year ended June 30, 2003, a nonresidential real estate loan with an aggregate principal balance of $1.6 million was restructured. For all other years presented, we have had no troubled debt restructurings. Foreclosed assets include assets acquired in settlement of loans.

                                                                                 June 30,
                                                                           --------------------
                                                                             2003        2002
                                                                           --------    --------
                                                                          (Dollars in Thousands)

Non-accruing loans:
  Mortgage loans:
    One- to four-family ................................................   $    112    $    276
    Multifamily and nonresidential .....................................        504       1,794
    Construction .......................................................         --          --
    Land ...............................................................         --          --
  Consumer and other loans:
    Second mortgage ....................................................         --          13
    Consumer ...........................................................         --          11
    Commercial .........................................................         --          80
    Deposit account ....................................................         --          --
                                                                           --------    --------
      Total non-accruing loans .........................................        616       2,174
                                                                           --------    --------
Accruing loans delinquent more than 90 days:
  Mortgage loans:
    One- to four-family ................................................         --          --
    Multifamily and nonresidential .....................................         --          --
    Construction .......................................................         --          --
    Land ...............................................................         --          --
  Consumer and other loans:
    Second mortgage ....................................................         --          --
    Consumer ...........................................................         --          --
    Commercial .........................................................         --         243
    Deposit account ....................................................         --          --
                                                                           --------    --------
      Total accruing loans more than 90 days delinquent ................         --         243
                                                                           --------    --------
Total non-performing loans .............................................        616       2,417
                                                                           --------    --------
Foreclosed assets:
  Mortgage loans:
    One- to four-family ................................................        180         164
    Multifamily and nonresidential .....................................        180          --
    Construction .......................................................         --          --
    Land ...............................................................        184         116
                                                                           --------    --------
Other loans:
  Other repossessed assets .............................................          1          --

  Total foreclosed assets ..............................................        545         280
                                                                           --------    --------
Total non-performing assets ............................................   $  1,161    $  2,697
                                                                           ========    ========
  Total nonperforming assets as a percentage of total assets ...........       0.74%       1.69%
                                                                           ========    ========
Allowance for loan losses as a percentage of nonperforming loans .......      87.66%      22.34%
                                                                           ========    ========
Allowance for loan losses as a percentage of gross loans receivable ....       0.53%       0.46%
                                                                           ========    ========

         For the year ended June 30, 2003 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $57,600.

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

         Impaired loans at June 30, 2003 amounted to approximately $1,627,000 and represents one commercial loan. The allowance for loan losses related to this loan was $180,000. Impaired loans at June 30, 2002 amounted to approximately $1,814,000, which represents two commercial loans. The allowance for loan losses related to these two loans amounted to $350,000. These loans are individually assessed to determine the carrying value in relation to the fair value of the collateral or the present value of the loan's cash flow. Management believes that the allowance for these loans is sufficient.

         Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs.

         Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as securities that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management. As of June 30, 2003, we had $2.3 million of assets designated as special mention.

         When we classify assets as either substandard or doubtful, we allow for analytical purposes a portion of general valuation allowances or loss reserves to such assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off such amount. Our determination as to the classification of its assets and the amount of its valuation allowance is subject to review by regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews Alamogordo Federal's asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of Alamogordo Federal's assets at June 30, 2003, classified assets consisted of substandard assets of $2.5 million. There were no assets classified as doubtful or loss at June 30, 2003.

         Allowance for Loan Losses. The following table sets forth activity in Alamogordo Federal's allowance for loan losses and other ratios at or for the dates indicated.

                                                           Years Ended June 30,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
                                                          (Dollars In Thousands)

Balance at beginning of period .........................   $    540    $    410

Charge-offs:
  Mortgage loans:
    One- to four-family ................................         --          --
    Multifamily and nonresidential .....................         --          --
    Construction .......................................         --          --
    Land ...............................................         --          --
  Consumer and other loans:
    Second mortgage ....................................         --          --
    Consumer ...........................................         --          --
    Commercial .........................................        346          --
    Deposit account ....................................         --          --
  Repossessed Assets
    Other Repossessed Assets ...........................         44          --
Real estate held for investment ........................         --          --
                                                           --------    --------
      Total charge-offs ................................        390          --
                                                           --------    --------

Recoveries:
  Mortgage loans:
    One- to four-family ................................         --          --
    Multifamily and nonresidential .....................         --          --
    Construction .......................................         --          --
    Land ...............................................         --          --
  Consumer and other loans:
    Second mortgage ....................................         --          --
    Consumer ...........................................         --          --
    Commercial .........................................         --          --
    Deposit account ....................................         --          --
  Repossessed Assets
    Other Repossessed Assets ...........................         --          --
Real estate held for investment ........................         --          --
                                                           --------    --------
      Total recoveries .................................         --          --
                                                           --------    --------

Net charge-offs ........................................        390          --
Provision (credit) for loan losses .....................        390         130
                                                           --------    --------
Balance at end of period ...............................   $    540    $    540
                                                           ========    ========

Ratio of net charge-offs during the period to
  average loans outstanding during the period ..........      3.547%       0.00%
                                                           ========    ========

Ratio of net charge-offs during the period to
  average non-performing assets ........................     35.358%       0.00%
                                                           ========    ========

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

                                                                  June 30,
                                ----------------------------------------------------------------------------
                                                2003                                    2002
                                ------------------------------------    ------------------------------------
                                                            Percent                                 Percent
                                                           of Loans                                of Loans
                                                Loan        in Each                     Loan        in Each
                                 Amount of    Amounts      Category      Amount of    Amounts      Category
                                 Loan Loss       by        to Total      Loan Loss       by        to Total
                                 Allowance    Category       Loans       Allowance    Category       Loans
                                ----------   ----------   ----------    ----------   ----------   ----------
                                                           (Dollars in Thousands)

Mortgage loans ..............   $      530   $   96,253        94.02%   $      484   $  111,958        94.80%
Consumer and other loans ....           10        6,120         5.98            56        6,135         5.20
                                ----------   ----------   ----------    ----------   ----------   ----------

Total .......................   $      540   $  102,373       100.00%   $      540   $  118,093       100.00%
                                ==========   ==========   ==========    ==========   ==========   ==========

Investment Activities

         Alamogordo Federal is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Dallas, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, Alamogordo Federal may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like Alamogordo Federal are also required to maintain an investment in FHLB stock. Alamogordo Federal is required under federal regulations to maintain a minimum amount of liquid assets. At June 30, 2003, Alamogordo Federal's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 32.3%.

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

         The following table sets forth the composition of our investment securities, net of premiums and discounts, at the dates indicated. As of June 30, 2003, the average remaining life of our securities was 1.9 years.

                                                                                         June 30,
                                                                    --------------------------------------------------
                                                                              2003                       2002
                                                                    -----------------------    -----------------------
                                                                     Carrying       % of        Carrying       % of
                                                                       Value        Total         Value        Total
                                                                    ----------   ----------    ----------   ----------
                                                                                  (Dollars in Thousands)
Securities held to maturity:
    Securities issued by states and  political subdivisions .....          225         0.53           725         2.56
    Certificates of deposit .....................................        4,883        11.49            --           --
Securities available for sale:
U.S. treasury securities ........................................        5,268        12.39         2,027         7.15
U.S. government agency securities ...............................        5,427        12.76            --           --
Mutual fund .....................................................       15,367        36.14         5,057        17.84
                                                                    ----------   ----------    ----------   ----------
  Total investment securities ...................................       31,170        73.31         7,809        27.55
                                                                    ----------   ----------    ----------   ----------
FHLB stock ......................................................        1,610         3.79         1,568         5.53
                                                                    ----------   ----------    ----------   ----------
    Total securities and FHLB stock .............................       32,780        77.10         9,377        33.08
                                                                    ----------   ----------    ----------   ----------
Other interest-earning assets:
  Interest-bearing deposits with banks ..........................        9,737        22.90        18,968        66.92
                                                                    ----------   ----------    ----------   ----------
Total investment securities,
      FHLB stock and other ......................................   $   42,523       100.00%   $   28,317       100.00%
                                                                    ==========   ==========    ==========   ==========


         The following table presents the composition of our mortgage-backed securities portfolios.

                                                                                         June 30,
                                                                    --------------------------------------------------
                                                                              2003                       2002
                                                                    -----------------------    -----------------------
                                                                     Carrying       % of        Carrying       % of
                                                                       Value        Total         Value        Total
                                                                    ----------   ----------    ----------   ----------
                                                                                  (Dollars in Thousands)
Mortgage-backed securities held to maturity:
  FHLMC .........................................................   $       --           --%   $       --           --%
Mortgage-backed securities available for sale:
  GNMA ..........................................................          924        52.06         1,582        55.37
  FNMA ..........................................................          515        29.01           794        27.79
  FHLMC .........................................................          336        18.93           481        16.84
                                                                    ----------   ----------    ----------   ----------
    Total mortgage-backed securities ............................   $    1,775       100.00%   $    2,857       100.00%
                                                                    ==========   ==========    ==========   ==========

         Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, carrying values, market value and weighted average yields for our investment securities at June 30, 2003.

                                                            Less Than     1 to 5      5 to 10      Over              Total
                                                              1 Year       Years       Years     10 Years   Investment Securities
                                                             --------    --------    --------    --------    --------------------
                                                             Carrying    Carrying    Carrying    Carrying    Carrying     Market
                                                               Value       Value       Value       Value       Value       Value
                                                             --------    --------    --------    --------    --------    --------
                                                                                    (Dollars in Thousands)

U.S. treasury securities .................................   $     --    $  5,268    $     --    $     --    $  5,268    $  5,268
U.S. government agency securities ........................         --          --       5,427          --       5,427       5,427
Certificates of deposit ..................................      2,883       2,000          --          --       4,883       4,908
Mortgage-backed securities ...............................         --          --          --       1,775       1,775       1,775
Securities issued by states and political subdivisions ...        225          --          --          --         225         225
Mutual fund ..............................................     15,367          --          --          --      15,367      15,367
Equity securities ........................................         --          --          --          --          --           9
                                                             --------    --------    --------    --------    --------    --------

Total securities .........................................   $ 18,475    $  7,268    $  5,427    $  1,775    $ 32,945    $ 32,979
                                                             ========    ========    ========    ========    ========    ========

Weighted average yield ...................................       2.20%       3.55%       3.26%       3.53%       2.74%

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

         Deposit Activity. The following table sets forth our savings flows during the periods indicated.

                                                       Years Ended June 30,
                                                    --------------------------
                                                       2003            2002
                                                    ----------      ----------
                                                      (Dollars in Thousands)

Opening balance ................................    $  130,989      $  118,257
Deposits .......................................       238,570         253,002
Withdrawals ....................................      (255,399)       (246,209)
Interest credited ..............................         4,663           5,939
                                                    ----------      ----------
Ending balance .................................    $  118,823      $  130,989
                                                    ==========      ==========

Net increase (decrease) ........................    $  (12,166)     $   12,732
                                                    ==========      ==========

Percent increase (decrease) ....................         (9.29)%         10.77%
                                                    ==========      ==========

         Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                           June 30,
                                                  ----------------------------------------------------------
                                                             2003                           2002
                                                  ---------------------------    ---------------------------
                                                     Amount         Percent         Amount         Percent
                                                  ------------   ------------    ------------   ------------
                                                                    (Dollars in Thousands)

Transaction and savings deposits:
  Demand and NOW (0% to 2.60%) ................   $     10,824           9.11%   $      8,950           6.83%
  Money market (0% to 3.75%) ..................          6,074           5.11           5,978           4.56
  Savings deposits (0% to 3.00%) ..............          6,096           5.13           5,744           4.39
                                                  ------------   ------------    ------------   ------------
    Total transaction and savings deposits ....         22,994          19.35          20,672          15.78
                                                  ------------   ------------    ------------   ------------

Term certificates:
  0.00 - 4.00% ................................         46,310          38.97          28,437          21.71
  4.01 - 5.00% ................................         12,890          10.85          12,881           9.83
  5.01 - 6.00% ................................         17,330          14.59          36,493          27.86
  6.01 - 7.00% ................................         18,856          15.87          32,053          24.47
  7.01 and above ..............................            443           0.37             453           0.35
                                                  ------------   ------------    ------------   ------------
    Total term certificates ...................         95,829          80.65         110,317          84.22
                                                  ------------   ------------    ------------   ------------
Total deposits ................................   $    118,823         100.00%   $    130,989         100.00%
                                                  ============   ============    ============   ============


         Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of June 30, 2003.

                                3.0%      More Than    More Than    More Than    More Than    More Than                  Percent
                              and Less   3.0% to 4.0% 4.0% to 5.0% 5.0% to 6.0% 6.0% to 7.0%     7.0%         Total      of Total
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                     (Dollars in Thousands)

Quarter Ending:
---------------

September 30, 2003 .......   $   11,071   $        5   $      100   $    1,776   $    2,455   $       --   $   15,407        16.08%
December 31, 2003 ........        7,112          202           --        1,109        1,375           --        9,798        10.22
March 31, 2004 ...........        3,368           --           --        3,538        1,519           --        8,425         8.79
June 30, 2004 ............        2,725           --        1,065           94        5,575           --        9,859        10.29
September 30, 2004 .......          738          211          404        3,348        3,275           --        7,976         8.32
December 31, 2004 ........        1,618        1,370          313            5        2,542          443        6,291         6.56
March 31, 2005 ...........        1,554          378          519        3,493        1,634           --        7,578         7.91
June 30, 2005 ............           43           --        7,097          666          244           --        8,050         8.40
September 30, 2005 .......           --        4,667        2,390        1,863          165           --        9,085         9.48
December 31, 2005 ........        1,700        3,057           --           16           57           --        4,830         5.04
March 31, 2006 ...........        2,413          178           --          797           --           --        3,388         3.54
Thereafter ...............        3,024          876        1,002          225           15           --        5,142         5.37
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Total .................   $   35,366   $   10,944   $   12,890   $   17,330   $   18,856   $      443   $   95,829       100.00%
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

   Percent of total ......        36.91%       11.42%       13.45%       18.08%       19.68%        0.46%      100.00%
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========


         Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of June 30, 2003.

                                                                                       Maturity
                                                            --------------------------------------------------------------
                                                                            Over         Over
                                                             3 Months     3 to 12      12 to 36       Over
                                                              or Less      Months       Months      36 Months      Total
                                                            ----------   ----------   ----------   ----------   ----------

Certificates of deposit less than $100,000 ..............   $   11,246   $   22,976   $   32,147   $    2,496   $   68,865
Certificates of deposit of $100,000 or more .............        4,161        5,096       16,909          488       26,654
Deposits from governmental and other public entities ....           --           10          300           --          310
                                                            ----------   ----------   ----------   ----------   ----------
Total certificates of deposit ...........................   $   15,407   $   28,082   $   49,356   $    2,984   $   95,829
                                                            ==========   ==========   ==========   ==========   ==========


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

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                                           Years Ended June 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                       (In Thousands)

Maximum balance:
   FHLB advances .....................................   $   10,000   $       --
   Other borrowings ..................................           --           --

Average balance:
   FHLB advances .....................................   $    7,306   $       --
   Other borrowings ..................................           --           --


         The following table sets forth certain information as to our borrowings at the dates indicated.

                                                                 June 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                             (In Thousands)

FHLB advances ........................................   $    8,907   $       --
Other borrowings .....................................           --           --
                                                         ----------   ----------
Total borrowings .....................................   $    8,907   $       --
                                                         ==========   ==========

Weighted average interest rate of FHLB advances ......         2.93%         n/a

Weighted average interest rate of other borrowings ...          n/a          n/a


Subsidiary Activities

         Alamogordo Financial has no direct subsidiaries other than Alamogordo Federal. As a federally chartered savings association, Alamogordo Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. Alamogordo Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At June 30, 2003, Alamogordo Federal had one subsidiary, Space Age City Service Corporation. Alamogordo Federal's investment in its subsidiary was $ 168,000 as of June 30, 2003. As of June 30, 2003, Alamogordo Federal had an outstanding note receivable from Space Age City Service Corporation of $ 112,000. The subsidiary has been involved in a real estate development project for the purpose of development of real estate lots. As of June 30, 2003, Space Age City Service Corporation owns real estate it values at approximately $ 215,000. Gross rental income from its investment amounted to $ 6,000 for the fiscal year ended June 30, 2003.

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

Personnel

         As of June 30, 2003, we had 40 full-time employees and no part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

         The qualified thrift lender test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. At June 30, 2003, Alamogordo Federal was in compliance with the qualified thrift lender test.

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

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would face a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets, or the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines of the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is exempt from the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the calculated interest rate risk component, as calculated by the OTS, overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the amount as calculated by the OTS. The OTS has postponed the date that the component will first be deducted from an institution's total capital. As of June 30, 2003, Alamogordo Federal was in compliance with all regulatory capital requirements.

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

Loans to One Borrower

         Savings institutions are generally required to follow the national bank limit on loans to one borrower. Generally, this limit is 15% of its unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. As of June 30, 2003, Alamogordo Federal was in compliance with all loans to one borrower limitations. See "Business of Alamogordo Financial Corporation - Lending Activities" for further information.

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

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

               o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls;
                    (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

               o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the Office of Thrift Supervision and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

               o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

               o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

               o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

Sarbanes-Oxley Act of 2002

         On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in beneficial ownership in a company's securities within two business days of the change.

         The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the public company. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

         Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Item 2.  Properties
-------  ----------

Properties

         We conduct our business through our administrative office and one branch office. We own our administrative office building, and lease our branch office facility. Our administrative offices are located at 500 10th Street, Alamogordo, New Mexico. Our branch office is located at 233 New York Street, Alamogordo, New Mexico. Our premises and equipment had a net book value of $7.6 million as of June 30, 2003. We believe that our current facilities are adequate to meet our present needs.

Item 3.  Legal Proceedings
-------  -----------------

         We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         Not applicable.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
-------  ---------------------------------------------------------------------

         Information included in the 2003 Annual Report to Shareholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

         Information included in the 2003 Annual Report to Shareholders is herein incorporated by reference.

Item 7.  Financial Statements
-------  --------------------

         Information included in the 2003 Annual Report to Shareholders is herein incorporated by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

                  (a) On February 3, 2003, the Registrant elected to change its outside accounting firm, Accounting & Consulting Group, L.L.P. ("ACG"). The Registrant has engaged Neff + Ricci LLP ("NR") as its new outside accounting firm. The decision to change accounting firms was recommended by the audit committee of the Board of Directors and approved by the Board of Directors.

                  ACG's report on the consolidated financial statements of the Registrant for each of the two years in the period ended June 30, 2002 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. NR has been engaged to audit the consolidated financial statements of the Registrant as of and for the year ended June 30, 2003. During the two years ended June 30, 2002 and the interim period through the date of this Report, the Registrant had no disagreements with ACG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of ACG, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

                  None of the reportable events described by Item 304(a)(1)(v) of Regulation S-B has occurred.

                  The Registrant has provided ACG a copy of the disclosures contained in this Annual Report, which was received by ACG on the date of this Annual Report. The Registrant has requested ACG to furnish the Registrant with a letter in response to Item 304(a) of Regulation S-B. Such letter will be filed supplementally as Exhibit 16.1.

(b) NR was engaged by the Registrant on February 3, 2003 to audit the consolidated financial statements of the Registrant as of and for the year ended June 30, 2003. During the two years ended June 30, 2002 and the subsequent interim period through the date of this Report, the Registrant did not consult with NR regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.


Item 8A. Controls and Procedures
-------- -----------------------

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         Information included in the Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation
-------- ----------------------

         Information included in the Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

         Information included in the Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions
-------- ----------------------------------------------

         The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

         Set forth below is certain information as of June 30, 2003 regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.

===================================================================================================================
                                 Number of securities to be                         Number of securities remaining
 Equity compensation plans         issued upon exercise of       Weighted average    available for issuance under
 approved by stockholders       outstanding options and rights    exercise price                 plan
-------------------------------------------------------------------------------------------------------------------
  Stock Option Plan..........               28,462                     18.50                    28,049
-------------------------------------------------------------------------------------------------------------------
  Recognition and Retention
    Plan.....................                7,783                Not Applicable                14,024
-------------------------------------------------------------------------------------------------------------------
      Total..................               36,245                    $18.50                    42,073
===================================================================================================================

(1) Represents shares that have been granted but have not yet vested.

         Information included in the Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
-------- --------------------------------

         (a) The following documents appear in sections of the Registrant's 2003 Annual Report to Shareholders under the same caption, and are incorporated herein by reference. No other sections of the 2003 Annual Report to Shareholders are incorporated herein by this reference.

         (2)      Report to Shareholders
         (2)      Selected Financial and Other Data
         (3)      Managements Discussion and Analysis of Financial Condition and
                  Results of Operations
         (4)      Independent Auditors' Report
         (5)      Consolidated Financial Statements
                  (i)      Consolidated Balance Sheets
                  (ii)     Consolidated Statements of Income
                  (iii)    Consolidated Statements of Changes in Equity
                  (iv)     Consolidated Statements of Cash Flows
                  (v)      Notes to Consolidated Financial Statements
         (6)      Corporate Information
         (b)      The following exhibits are filed as part of this report.
         3.1      Certificate of Incorporation of Alamogordo Financial Corp.*
         3.2      Bylaws of Alamogordo Financial Corp.*
         4.0      Stock Certificate of Alamogordo Financial Corp.*
         10.1     Alamogordo Financial Corp. Employee Stock Ownership Plan and
                  Trust**
         10.2     Alamogordo Financial Corp. 2001 Stock Option Plan**
         10.3     Alamogordo Financial Corp. 2001 Recognition and Retention
                  Plan**
         13       Alamogordo Financial Corp. 2003 Annual Report to Shareholders
         16       Letter of former Auditors***
         23.1     Consent of Auditors
         23.2     Consent of Auditors
         31.1     Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002
         31.2     Certification of Chief Financial Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002
         32       Certification of Chief Executive Officer and Chief Financial
                  Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002

         (c)      Reports on Form 8-K
                           None

* Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on December 16, 1999, Registration No. 333-92913.
** Incorporated herein by reference into this document from the Exhibits to Proxy Statement for the June 25, 2001 Annual Meeting of Stockholders, filed with the Commission on May 29, 2001.
***      To be filed by amendment.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ALAMOGORDO FINANCIAL CORP.


Date: September 26, 2003               By:   /s/ R. Miles Ledgerwood
                                             ------------------------------
                                             R. Miles Ledgerwood
                                             President


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/ R. Miles Ledgerwood                By: /s/ Norma J. Clute
      ------------------------------         ------------------------------
      R. Miles Ledgerwood, President         Norma J. Clute, Chief Financial
      and Director                           Officer and Treasurer
      (Principal Executive Officer)          (Principal Financial and Accounting
                                             Officer)

Date: September 26, 2003               Date: September 26, 2003



By:   /s/ Robert W. Hamilton           By:   /s/ S. Thomas Overstreet
      ------------------------------         ------------------------------
      Robert W. Hamilton, Chairman           S. Thomas Overstreet, Director and
      of the Board                           Vice Chairman

Date: September 26, 2003               Date: September 26, 2003



By:   /s/ Jimmie D. Randall            By:   /s/ Earl E. Wallin
      ------------------------------         ------------------------------
      Jimmie D. Randall, Director            Earl E. Wallin, Director

Date: September 26, 2003               Date: September 26, 2003