Form 10KSB/A
period 2003-06-30
ALAMOGORDO FINANCIAL CORP
filed 2003-10-08
CIK 1100542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the fiscal year ended June 30, 2003
                                  -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF1934

                For the transition period from ______ to _______.
                                 ------ -------

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


                                 (505) 437-9334
                (Issuer's Telephone Number, Including Area Code)

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

Yes   X                 No
    -----                  -------

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The Issuer's revenues for the fiscal year ended June 30, 2003 were $ 9.6 million.

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

                       Documents Incorporated by Reference

None

     This Amendment to the Form 10-KSB of Alamogordo Financial Corp. is being filed to submit Exhibit 16, the letter from Accounting & Consulting Group, L.L.P., as required by Part II, Item 8 of Form 10-KSB.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      ALAMOGORDO FINANCIAL CORP.


Date:    October 8, 2003                       By:      /s/ R. Miles Ledgerwood
                                                        -----------------------
                                                        R. Miles Ledgerwood
                                                        President


     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    /s/ R. Miles Ledgerwood              By:  /s/ Norma J. Clute
      ----------------------------              ------------------------------
       R. Miles Ledgerwood, President            Norma J. Clute, Chief Financial
       and Director                               Officer and Treasurer
       (Principal Executive Officer)             (Principal Financial and
                                                  Accounting Officer)

Date:  October 8, 2003                      Date:    October 8, 2003



By:    /s/ Robert W. Hamilton                By: /s/ S. Thomas Overstreet
       ---------------------------               ------------------------------
       Robert W. Hamilton,                      S. Thomas Overstreet, Director
       Chairman of the Board                     and Vice Chairman

Date:  October 8, 2003                      Date:    October 8, 2003



By:    /s/ Jimmie D. Randall                 By: /s/ Earl E. Wallin
       ----------------------------             -------------------------------
         Jimmie D. Randall, Director             Earl E. Wallin, Director


Date:  October 8, 2003                       Date:    October 8, 2003

                                   EXHIBIT 16

              [letterhead of Accounting & Consulting Group, L.L.C.]

October 6, 2003

Securities and Exchange Commission
Washington, D.C. 20549

Re:       Alamogordo Financial Corp.
File No. 0-29655

Dear Sir or Madam:

We have read Item 8 of the Form 10-KSB of Alamogordo Financial Corp., filed September 29, 2003, and agree with the statements concerning our Firm contained therein.


Respectfully,

\s\ Marion Ledford

Marion Ledford, CPA
Accounting & Consulting Group, L.L.P.

                                  EXHIBIT 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, R. Miles Ledgerwood, President and Chief Executive Officer, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Alamogordo Financial Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    October 8, 2003                   /s/ R. Miles Ledgerwood
                                           ---------------------------
                                           R. Miles Ledgerwood
                                           President and Chief Executive Officer

                                  EXHIBIT 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Norma J. Clute, Chief Financial Officer and Treasurer, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Alamogordo Financial Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    October 8, 2003               /s/ Norma J. Clute
                                           -----------------------------------
                                           Norma J. Clute
                                           Chief Financial Officer and Treasurer