Form 10QSB
period 2003-09-30
ALAMOGORDO FINANCIAL CORP
filed 2003-11-13
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                         Commission file number 0-29655


                        Alamogordo Financial Corporation
        (Exact name of small business issuer as specified in its charter)

          United States of America                          74-2819148
      ---------------------------------              -------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of November 1, 2003, the Company had 1,299,114 shares of common stock outstanding, par value $.10 per share.

  Transitional Small Business Disclosure Format (check one):  Yes  /  / No  /x/

                        ALAMOGORDO FINANCIAL CORPORATION

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at
           September 30, 2003 and June 30, 2003...............................1

         Condensed Consolidated Statements of Income and Comprehensive
           Income for the three months ended
           September 30, 2003 and 2002........................................2

         Consolidated Statements of Cash Flows for the
           three months ended
           September 30, 2003 and 2002........................................4

         Notes to Condensed Unaudited Consolidated Financial Statements.......5

         Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations..................................................5

         Item 3. Controls and Procedures......................................7

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ...........................................8

         Item 2. Changes in Securities .......................................8

         Item 3. Defaults upon Senior Securities .............................8

         Item 4. Submission of Matters to a Vote of Security Holders .........8

         Item 5. Other Information ...........................................8

         Item 6. Exhibits and Reports on Form 8-K ............................8

                  Signatures .................................................9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Alamogordo Financial Corporation
                    Condensed Consolidated Balance Sheets at
                      September 30, 2003 and June 30, 2003

                                                                      At                  At
                                                              September 30, 2003      June 30, 2003
                                                              ------------------      ---------------
                                                                      (Dollars in thousands)

                                                                  (Unaudited)
ASSETS
Cash and due from banks...................................      $     2,466          $     3,060
Interest-bearing deposits with banks .....................               --                9,737
Securities:
   Available for sale.....................................           37,942               27,837
   Held to maturity.......................................            4,883                5,108
Loans, net................................................          100,029              100,595
Real estate owned.........................................            2,241                  544
Premises and equipment, net...............................            7,582                7,611
Stock in Federal Home Loan Bank, at cost, restricted                  1,619                1,610
Accrued interest receivable...............................              606                  545
Income taxes receivable...................................               73                  205
Prepaid and other assets..................................              218                  147
                                                                -----------          -----------

   Total assets...........................................      $   157,659          $   156,999
                                                                ===========          ===========

LIABILITIES AND EQUITY

Liabilities
   Deposits...............................................      $   116,392          $   118,823
   FHLB advances..........................................           11,808                8,907
   Escrows................................................              977                  797
   Other borrowings.......................................               81                   --
   Accrued interest and other liabilities.................              150                   97
   Deferred income taxes..................................              182                  298
                                                                -----------          -----------
   Total liabilities......................................          129,590              128,922
                                                                -----------          -----------

Equity
   Common Stock, $.10 par value, 20,000,000 shares
      authorized, 1,293,665 and 1,291,772 shares issued
      and outstanding at September 30, 2003 and June 30,2003,
      respectively........................................              129                  129
   Treasury stock, at cost, 441 shares....................              (11)                 (11)
   Additional paid-in capital.............................            3,420                3,406
   Unearned ESOP shares and stock awards..................             (263)                (279)
   Retained earnings, substantially restricted............           24,698               24,573
   Accumulated other comprehensive income.................               96                  259
                                                                -----------          -----------

   Total equity..........................................           28,069               28,077
                                                                -----------          -----------

   Total liabilities and equity...........................      $   157,659          $   156,999
                                                                ===========          ===========

See accompanying notes to condensed consolidated financial statements.

                        Alamogordo Financial Corporation
                   Condensed Consolidated Statements of Income
                            and Comprehensive Income
                           For the three months ended
                           September 30, 2003 and 2002
                                   (Unaudited)

                                                                Three Months Ended
                                                                   September 30,
                                                             2003                2002
                                                             ----                ----
                                                       (In thousands, except per share data)

Interest income
  Interest and fees on loans .........................   $     1,753        $     2,149
  Interest on securities .............................           271                 70
  Interest on mortgage-backed securities .............            13                 30
  Interest on other interest-earning assets ..........            16                107
                                                         -----------        -----------
   Total interest income .............................         2,053              2,356

Interest expense
  Interest on deposits ...............................           939              1,328
  Interest on FHLB advances and other borrowings .....            74                  5
                                                         -----------        -----------
   Total interest expense ............................         1,013              1,333
                                                         -----------        -----------
    Net interest income ..............................         1,040              1,023

Provision for loan losses ............................            36                182
                                                         -----------        -----------
  Net interest income, after provision for loan losses         1,004                841
                                                         -----------        -----------

Other income (loss)
  Service charges and fees ...........................            88                 82
  Gain on sale of loans ..............................             2                  1
  Loss on other repossessed assets ...................            (1)              --
  Gain (loss) on sale of real estate owned ...........            15                 (3)
  Other ..............................................            39                 34
                                                         -----------        -----------
   Total other income ................................           143                114
                                                         -----------        -----------

Other expenses
  Salaries and benefits ..............................           368                442
  Occupancy ..........................................           162                174
  Data processing fees ...............................            70                 67
  Federal insurance premiums and other insurance
    expense ..........................................            18                 19
  Advertising ........................................            10                 13
  Other ..............................................           181                168
                                                         -----------        -----------
   Total other expenses ..............................           809                883
                                                         -----------        -----------
   Income before income taxes ........................           338                 72
                                                         -----------        -----------

Provision for income taxes ...........................           124                 16
                                                         -----------        -----------
   Net income ........................................   $       214        $        56
                                                         ===========        ===========
Other comprehensive income
  Unrealized gain (loss), net of tax .................          (163)               104
                                                         -----------        -----------
     Total comprehensive income ......................   $        51        $       160
                                                         ===========        ===========

Basic earnings per common share ......................   $       .17        $       .04
                                                         ===========        ===========

Weighted average number of common shares
   outstanding-basic .................................     1,275,142          1,259,775
                                                         ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                        Alamogordo Financial Corporation
                   Condensed Consolidated Statements of Income
                      and Comprehensive Income (continued)
                           For the three months ended
                           September 30, 2003 and 2002
                                   (Unaudited)

                                                                   Three Months Ended
                                                                      September 30,
                                                                   2003         2002
                                                               -----------   -----------
                                                                    (In Thousands)


Diluted earnings per common share ...........................  $       .17   $       .04
                                                               ===========   ===========

Weighted average number of common shares
   outstanding-diluted ......................................    1,292,623     1,274,965
                                                               ===========   ===========

Comprehensive income per common share:
  Basic .....................................................  $       .04   $       .13
                                                               ===========   ===========
  Diluted ...................................................  $       .04   $       .13
                                                               ===========   ===========

Minority shareholders cash dividends per common share .......  $       .17   $       .17
                                                               ===========   ===========














See accompanying notes to condensed consolidated financial statements.

                        Alamogordo Financial Corporation
                  Consolidated Statements of Cash Flows for the
                 Three months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                   Three months ended September 30,
                                                                                          2003        2002
                                                                                        --------    --------
                                                                                             (in thousands)
Cash flows from operating activities
   Net income .......................................................................   $    214    $     56

   Adjustments to reconcile net income to net cash
        provided by operating activities
   Depreciation .....................................................................         78          93
   Stock dividend on FHLB stock .....................................................         (9)        (12)
   Net amortization of premiums and discounts on securities .........................         21           7
   Loss (gain) on sales of other real estate owned ..................................        (15)          3
   Loss on repossessed assets .......................................................          1          --
   Benefit on deferred income taxes .................................................         (7)        (82)
   Gain on sale of loans ............................................................         (2)         (1)
   Release of ESOP stock ............................................................         22          19
   Amortization of stock awards .....................................................          9          22
   Provision for loan losses ........................................................         36         182
   Changes in assets and liabilities
        Accrued interest receivable .................................................        (61)         33
        Prepaid and other assets ....................................................        (72)        (63)
        Income taxes ................................................................        132          99
        Accrued interest payable and other liabilities ..............................         53         (14)
                                                                                        --------    --------
        Net cash provided by operating activities ...................................        400         342
                                                                                        --------    --------

Cash flows from investing activities
   Proceeds from principal payments of securities available-for-sale ................        252         282
   Proceeds from maturities of securities held-to-maturity ..........................        225         500
   Purchases of securities available-for-sale .......................................    (10,650)    (10,044)
   Net (increase) decrease in loans .................................................     (1,312)      4,728
   Purchases of premises and equipment ..............................................        (49)         (9)
   Net proceeds from sales/claims of real estate owned ..............................        162         149
                                                                                        --------    --------
      Net cash used by investing activities .........................................    (11,372)     (4,394)
                                                                                        --------    --------

Cash flows from financing activities
   Net decrease in deposits .........................................................     (2,431)     (4,157)
   Net increase in escrows ..........................................................        180         236
   Proceeds from FHLB advances ......................................................      3,375      10,000
   Repayments on FHLB advances ......................................................       (474)         --
   Proceeds from other borrowings ...................................................         81          --
   Cash dividends paid on common stock ..............................................        (90)        (89)
                                                                                        --------    --------
      Net cash provided by financing activities .....................................        641       5,990
                                                                                        --------    --------

Net (decrease) increase in cash and due from banks and interest-bearing deposits with
banks ...............................................................................   $(10,331)   $  1,938

Cash and due from banks and interest-bearing deposits with banks,
beginning of period .................................................................     12,797      21,924
                                                                                        --------    --------

Cash and due from banks and interest-bearing deposits with banks, end of period .....   $  2,466    $ 23,862
                                                                                        ========    ========

Noncash investing and financing activities
   Transfers of loans to real estate owned ..........................................   $  1,863    $    117
   Net change in unrealized gain on available-for-sale securities ...................       (163)        104

Supplemental disclosures
   Cash paid during the quarter for
   Income taxes .....................................................................   $     --    $     --
   Intereston deposits and advances .................................................      1,024       1,339

See accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Alamogordo Financial Corporation (the "Company"), its wholly owned subsidiary, Alamogordo Federal Savings and Loan Association (the "Bank"), and Space Age City Service Corporation, a wholly owned subsidiary of the Bank. The financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter ended September 30, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2004.

         The interim unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements of Alamogordo Financial for the fiscal year ended June 30, 2003, included in the Company's 2003 Annual Report.


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



Comparison of Financial Condition at September 30, 2003 and June 30, 2003

         Alamogordo Financial's total assets increased by $660,000, or 0.4%, to $157.7 million at September 30, 2003, from $157.0 million at June 30, 2003. The increase resulted primarily from increases in securities and real estate owned, partially offset by decreases in cash and cash equivalents, interest-bearing deposits with banks, and loans receivable. Securities, including mortgage-backed securities, increased by $9.9 million, or 30.1%, to $42.8 million from $32.9 million as a result of purchases, partially offset by maturities and repayments. The increase in purchases was primarily the result of efforts to deploy excess cash into higher yielding investments. Real estate owned increased by $1.7 million, or 312.5%, to $2.2 million from $544,000 due to foreclosures. Cash and cash equivalents decreased by $594,000, or 19.2%, to $2.5 million from $3.1 million. Interest-bearing deposits with banks decreased to zero at September 30, 2003 compared to $9.7 million for the previous period primarily due to the purchase of securities and a decrease in deposits, partially offset by proceeds from advances. Loans receivable decreased by $566,000, or 0.6%, to $100.0 million from

$100.6 million as a result of principal repayments and loan payoffs surpassing new loan originations.

         Total deposits decreased by $2.4 million, or 2.0%, to $116.4 million at September 30, 2003 from $118.8 million at June 30, 2003. The decrease resulted from a $3.2 million, or 3.3%, decrease in certificate accounts to $92.6 million from $95.8 million, partially offset by an $800,000, or 3.5%, increase in transaction and savings deposits to $23.8 million from $23.0 million. The decrease in certificate accounts resulted from maturities surpassing new account openings. Total borrowings increased by $2.9 million, or 32.6%, to $11.8 million from $8.9 million as advances from the Federal Home Loan Bank (the "FHLB") were obtained in order to match the funding of two commercial real estate loans.

         Total stockholders' equity decreased by $8,000 to $28.1 million at September 30, 2003. The decrease resulted primarily from a $163,000 decrease in accumulated other comprehensive income related to unrealized gains on securities available for sale and dividends paid to stockholders of $90,000, partially offset by earnings over the period of $214,000. As of September 30, 2003, Alamogordo Federal had $26.6 million of tangible capital or 16.9% of tangible assets, $26.6 million of core capital or 16.9% of total adjusted assets, and $27.1 million of risk-based capital or 35.5% of risk-weighted assets.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

         General. Net income increased by $158,000, or 282.1%, to $214,000 for the three months ended September 30, 2003, from $56,000 for the three months ended September 30, 2002. The increase resulted from an increase in net interest income and other income and a decrease in the provision for loan losses and other expenses, partially offset by an increase in the provision for income taxes.

         Interest Income. Interest income decreased by $303,000, or 12.6%, to $2.1 million for the three months ended September 30, 2003 from $2.4 million for three months ended September 30, 2002. Interest and fees on loans receivable decreased by $396,000, or 18.0%, to $1.8 million from $2.2 million. The decrease resulted from a $15.2 million, or 13.3%, decrease in the average balance of loans receivable to $99.5 million from $114.7 million and a 45 basis point decrease in the average yield on the loan portfolio to 7.05% from 7.50%. Interest on securities, including mortgage-backed securities, increased by $184,000, or 184.0%, to $284,000 from $100,000. This increase resulted from a $31.2 million, or 288.9%, increase in the average balance of securities, and was partially offset by a 98 basis point decrease in the average yield on securities from 3.69% to 2.71%. Interest on other interest-earning assets decreased by $91,000, or 85.1%, as a $19.7 million decrease in the average balance was offset by an increase in the average yield of 65 basis points. The decrease in the average yield on the Company's total interest-earning assets was due to a general decrease in the market rates of interest.

         Interest Expense. Interest expense on deposits decreased by $389,000, or 29.9%, to $939,000 for the three months ended September 30, 2003 from $1.3 million for the three months ended September 30, 2002. Interest expense on transaction and savings accounts decreased to $10,000 from $39,000, as the average cost decreased 63 basis points to .19% from .82%, and was partially offset by a $2.2 million increase in the average balance of transaction and savings accounts from $21.1 million to $18.9 million. Interest expense on certificate accounts decreased by $360,000 to $929,000 from $1.3 million, as the average balance decreased $15.0 million to $93.4 million from $108.4 million and the average cost decreased to 3.98% from 4.75%. The decrease in the average cost of deposits is a result of a general decrease in market rates of interest. Interest expense on borrowings increased by $69,000 as the average balance of Federal Home Loan Bank advances increased by $10.2 to $10.8 million from $667,000, and was partially offset by a decrease in the average cost to 2.72% from 3.0%.

         Net Interest Income. Net interest income increased by $17,000 or 1.7%, to $1.0 million for the three months ended September 30, 2003. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 25 basis points to 2.47% from 2.22%.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Based on our evaluation of these factors, and charge-offs of $23,000 and $150,000 during the three months ended September 30, 2003 and September 30, 2002, respectively, a provision of $36,000 and $182,000 was made for the respective quarters. The allowance for loan losses was $553,000, or 134.2% of total nonperforming loans at September 30, 2003, and $540,000, or 87.7% of total nonperforming loans at June 30, 2003. Management analyzes the allowance for loan losses on a quarterly basis and will recommend an additional expense if its review indicates the need for additional reserves.

         Other Income. Total other income increased by $29,000, or 25.4%, to $143,000 from $114,000. Service charges and fees increased by $6,000, or 7.3%, primarily due to an increase in deposit account service charges. Gain on sale of real estate owned totaled $15,000 for the three months ended September 30, 2003 as compared to a loss on sale of real estate owned of $3,000 for the previous period.

         Other Expense. Total other expense decreased by $74,000, or 8.4%, to $809,000 for the three months ended September 30, 2003 from $883,000 for the three months ended September 30, 2002. Salaries and benefits expense decreased by $74,000, primarily due to a reduction in staff.

         Provision for Income Taxes. The provision for income taxes increased to $124,000, or 36.7% of net income before income taxes, from $16,000, or 22.2% of net income before income taxes. The increase in the provision resulted from an increase in net income before income taxes. The increase in the effective tax rate resulted from changes in certain permanent tax items.

Liquidity

         Alamogordo Federal Savings and Loan Association is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 33.51% during the quarter ended September 30, 2003, and was 32.79% at September 30, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Dividends on Common Stock
         -------------------------

                  On October 15, 2003, the Company declared a quarterly cash dividend of $.17 per share. The dividends were payable to stockholders of record as of October 31, 2003, and will be paid on November 14, 2003. AF Mutual Holding Company, which owns 918,000 shares of stock in the Company, waived receipt of $.1375 per share of its quarterly dividend, thereby reducing the actual dividend payout to $94,624.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         (a) Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley act of 2002

         (b) Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley act of 2002

         (c)      Exhibit 32 -  Certification  of Chief  Executive  Officer  and
                  Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley act of 2002

         (d)      Report on Form 8-K:

                           On October 17, 2003, the registrant filed a Current Report of Form 8-K under Item 7. and Item 9. to disclose a press release dated October 15, 2003 regarding its earnings for the fiscal quarter ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                          Alamogordo Financial Corporation


Date: November 12, 2003                   By: /s/ R. Miles Ledgerwood
                                             -----------------------------------
                                          R. Miles Ledgerwood
                                          President and Chief Executive Officer



Date: November 12, 2003                   By: /s/ Norma J. Clute
                                             -----------------------------------
                                          Norma J. Clute
                                          CFO and Treasurer