Form 10QSB
period 2003-12-31
ALAMOGORDO FINANCIAL CORP
filed 2004-02-13
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2003.

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

                                 (505) 437-9334
                            Issuer's telephone number

           -----------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 2, 2004, the Company had 1,299,114 shares of common stock outstanding, par value $.10 per share.

         Transitional Small Business Disclosure Format (check one):
Yes  /  / No  /x/

                           ALAMOGORDO FINANCIAL CORP.

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at
           December 31, 2003 and June 30, 2003.................................2

         Condensed Consolidated Statements of Income and Comprehensive
           Income for the three months and six months ended
           December 31, 2003 and 2002..........................................3

         Condensed Consolidated Statements of Cash Flows for the
           six months ended
           December 31, 2003 and 2002..........................................5

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

         Item 2. Changes in Securities........................................10

         Item 3. Defaults upon Senior Securities..............................10

         Item 4. Submission of Matters to Vote of Security Holders............10

         Item 5. Other Information............................................11

         Item 6. Exhibits and Reports on Form 8-K.............................11

                  Signatures..................................................12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Alamogordo Financial Corp.
                    Condensed Consolidated Balance Sheets at
                       December 31, 2003 and June 30, 2003

                                                                      At                                    At
                                                               December 31, 2003                      June 30, 2003
                                                               -----------------                      -------------
                                                                             (Dollars in thousands)
ASSETS                                                        (Unaudited)
Cash and due from banks...................................      $     2,996                        $     3,060
Interest-bearing deposits with banks......................            3,164                              9,737
Securities:
      Available for sale..................................           38,594                             27,837
      Held to maturity....................................            2,000                              5,108
Loans, net................................................          100,279                            100,595
Real estate owned.........................................            2,228                                544
Premises and equipment, net...............................            7,554                              7,611
Stock in Federal Home Loan Bank, at cost, restricted......            1,152                              1,610
Accrued interest receivable...............................              529                                545
Deferred income taxes.....................................                7                                 --
Income taxes receivable...................................               --                                205
Prepaid and other assets..................................              187                                147
                                                                -----------                        -----------
      Total assets........................................      $   158,690                        $   156,999
                                                                ===========                        ===========
LIABILITIES AND EQUITY
Liabilities
   Deposits...............................................      $   118,841                        $   118,823
   Federal Home Loan Bank advances........................           11,308                              8,907
   Escrows................................................              355                                797
   Accrued interest and other liabilities.................              102                                 97
   Deferred income taxes..................................               --                                298
   Income taxes payable...................................               58                                 --
                                                                -----------                        -----------
      Total liabilities...................................          130,664                            128,922
                                                                -----------                        -----------

Equity
   Common Stock, $.10 par value, 20,000,000 shares
      authorized, 1,293,665 and 1,291,772 shares issued
      and outstanding at December 31, 2003 and June 30,
      2003, respectively .................................              129                                129
   Treasury stock, at cost, 441 shares....................              (11)                               (11)
   Additional paid-in capital.............................            3,434                              3,406
   Unearned ESOP shares and stock awards..................             (247)                              (279)
   Retained earnings, substantially restricted............           24,767                             24,573
   Accumulated other comprehensive income (loss)..........              (46)                               259
                                                                ------------                       -----------
      Total equity........................................           28,026                             28,077
                                                                -----------                        -----------

   Total liabilities and equity...........................      $   158,690                        $   156,999
                                                                ===========                        ===========

See accompanying notes to condensed consolidated financial statements.

                           Alamogordo Financial Corp.
                   Condensed Consolidated Statements of Income
                            and Comprehensive Income
                    For the three months and six months ended
                           December 31, 2003 and 2002
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                                December 31,                 December 31,
                                                       --------------------------     -------------------------
                                                          2003            2002           2003           2002
                                                       ----------      ----------     ----------     ----------
                                                                            (In Thousands)

Interest income:
  Interest and fees on loans.........................  $    1,687      $    2,119     $    3,439     $    4,268
  Interest on securities.............................         288             156            559            227
  Interest on mortgage-backed securities.............          10              26             24             55
  Interest on other interest-earning assets..........          19              76             35            183
                                                       ----------      ----------     ----------     ----------
   Total interest income.............................       2,004           2,377          4,057          4,733

Interest expense:
  Interest on deposits...............................         892           1,211          1,831          2,539
  Interest on FHLB advances and other borrowings.....          90              73            164             78
                                                       ----------      ----------     ----------     ----------
   Total interest expense ...........................         982           1,284          1,995          2,617
                                                       ----------      ----------     ----------     ----------
    Net interest income..............................       1,022           1,093          2,062          2,116

Provision for loan losses............................          36              22             72            204
                                                       ----------      ----------     ----------     ----------
  Net interest income, after provision for loan losses        986           1,071          1,990          1,912
                                                       ----------      ----------     ----------     ----------

Other income (loss)
  Service charges and fees...........................          81              86            170            168
  Gain (loss) on sale of real estate owned...........          (9)             --              6             (3)
  Loss on other repossessed assets    ...............          (1)             --             (1)             -
  Gain on sale of loans..............................           -              19              1             19
  Other..............................................          34              34             73             68
                                                       ----------      ----------     ----------     ----------
   Total other income................................         105             139            249            252
                                                       ----------      ----------     ----------     ----------

Other expenses
  Salaries and benefits..............................         417             428            785            870
  Occupancy .........................................         166             166            329            340
  Data processing fees...............................          67              66            137            133
  Federal insurance premiums and other insurance
    expense..........................................          16              17             34             36
  Advertising .......................................          18              10             27             23
  Other..............................................         160             168            342            336
                                                       ----------      ----------     ----------     ----------
   Total other expenses..............................         844             855          1,654          1,738
                                                       ----------      ----------     ----------     ----------
   Income before income taxes........................         247             355            585            426
                                                       ----------      ----------     ----------     ----------

Provision for income taxes...........................          88             132            212            147
                                                       ----------      ----------     ----------     ----------
   Net income........................................  $      159      $      223     $      373     $      279
                                                       ==========      ==========     ==========     ==========

Other comprehensive income
  Unrealized gain (loss), net of tax.................        (142)             15           (305)           119
                                                       ----------      ----------     ----------     ----------
     Total comprehensive income......................  $       17      $      238     $       68     $      398
                                                       ==========      ==========     ==========     ==========

Basic earnings per common share......................  $     .125      $     .177     $     .293     $     .221
                                                       ==========      ==========     ==========     ==========

Weighted average number of common shares
   outstanding-basic.................................   1,276,088       1,262,646      1,275,142      1,261,672
                                                       ==========      ==========     ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                           Alamogordo Financial Corp.
                   Condensed Consolidated Statements of Income
                      and Comprehensive Income (continued)
                    For the three months and six months ended
                           December 31, 2003 and 2002
                                   (Unaudited)

                                                            Three Months Ended               Six Months Ended
                                                                December 31,                   December 31,
                                                       ----------------------------    ----------------------------
                                                           2003             2002           2003            2002
                                                       ------------    ------------    ------------    ------------
                                                                                (In Thousands)

Diluted earnings per common share....................  $       .123    $       .175    $       .288    $       .219
                                                       ============    ============    ============    ============

Weighted average number of common shares
   outstanding-diluted...............................     1,295,265       1,273,759       1,293,680       1,276,556
                                                       ============    ============    ============    ============

Comprehensive income per common share:
  Basic..............................................  $       .013    $       .188    $       .053    $       .315
                                                       ============    ============    ============    ============
  Diluted............................................  $       .013    $       .187    $       .053    $       .312
                                                       ============    ============    ============    ============

Minority shareholders cash dividends per common share  $        .17    $        .17    $        .34    $        .34
                                                       ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements.

                           Alamogordo Financial Corp.
             Condensed Consolidated Statements of Cash Flows for the
                   Six months ended December 31, 2003 and 2002
                                   (Unaudited)

                                                                                       Six months ended December 31,
                                                                                          2003           2002
                                                                                        --------        -------
                                                                                             (in thousands)
Cash flows from operating activities
    Net income...................................................................       $    373        $   279

    Adjustments to reconcile net income to net cash
         provided by operating activities
    Depreciation.................................................................            158            185
    Stock dividend on FHLB stock.................................................            (14)           (23)
    Net amortization of premiums and discounts on securities.....................             40             15
    Loss (gain) on sales of other real estate owned..............................             (6)             3
    Loss on repossessed assets...................................................              1              -
    Benefit on deferred income taxes.............................................           (101)           (20)
    Gain on sale of loans........................................................             (1)           (19)
    Release of ESOP stock........................................................             43             36
    Amortization of stock awards.................................................             18             36
    Provision for loan losses....................................................             72            204
    Changes in assets and liabilities
         Accrued interest receivable.............................................             16             90
         Prepaid and other assets................................................            (41)          (117)
         Income taxes............................................................            263              7
         Accrued interest payable and other liabilities..........................              5            (18)
                                                                                        --------        -------
         Net cash provided by operating activities...............................            826            658
                                                                                        --------        -------

Cash flows from investing activities
    Proceeds from principal payments of securities available-for-sale............          2,460            539
    Proceeds from maturities of securities held-to-maturity......................          3,108            500
    Purchases of securities available-for-sale...................................        (13,766)       (13,228)
    Purchases of securities held-to-maturity.....................................              -          (4883)
    Proceeds from mandatory repurchase of FHLB stock.............................            472              -
    Net (increase) decrease in loans.............................................         (1,643)         6,911
    Purchases of premises and equipment..........................................           (101)            (9)
    Net proceeds from sales/claims of real estate owned..........................            210            235
                                                                                        --------        -------
       Net cash used by investing activities.....................................         (9,260)        (9,935)
                                                                                        ---------       --------

Cash flows from financing activities
    Net increase (decrease) in deposits..........................................             18         (2,827)
    Net decrease in escrows......................................................           (442)          (530)
    Proceeds from FHLB advances..................................................          6,375         10,000
    Repayments on FHLB advances..................................................         (3,974)          (155)
    Cash dividends paid on common stock..........................................           (180)          (177)
                                                                                        ---------       --------
       Net cash provided by financing activities.................................          1,797          6,311
                                                                                        --------        -------

Net (decrease) increase in cash and due from banks and interest-bearing deposits with
banks       .....................................................................       $ (6,637)       $(2,966)

Cash and due from banks and interest-bearing deposits with banks,
beginning of period..............................................................         12,797         21,924
                                                                                        --------        -------

Cash and due from banks and interest-bearing deposits with banks, end of period..       $  6,160        $18,958
                                                                                        ========        -------

Noncash investing and financing activities
    Transfers of loans to real estate owned......................................       $  1,899        $   240
    Net change in unrealized gain (loss) on available-for-sale securities........           (305)           119

Supplemental disclosures
    Cash paid during the quarter for
    Income taxes.................................................................       $    100        $   240
    Intereston deposits and advances.............................................          2,011          2,590

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       Basis of Presentation
         ---------------------

         The accompanying unaudited condensed consolidated financial statements include the accounts of Alamogordo Financial Corp. (the "Company"), its wholly owned subsidiary, Alamogordo Federal Savings and Loan Association (the "Bank"), and Space Age City Service Corporation, a wholly owned subsidiary of the Bank. The financial statements included herein have been prepared by the Company without audit and in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial Corp. believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter and the six months ended December 31, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2004.

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

Comparison of Financial Condition at December 31, 2003 and June 30, 2003

         Alamogordo Financial Corp.'s total assets increased by $1.7 million, or 1.1%, to $158.7 million at December 31, 2003, from $157.0 million at June 30, 2003. The increase resulted primarily from increases in securities and real estate owned, partially offset by decreases in cash and due from banks, interest-bearing deposits with banks, loans receivable, and stock in the Federal Home Loan Bank ("FHLB"). Securities, including mortgage-backed securities, increased by $7.7 million, or 23.4%, to $40.6 million from $32.9 million as a result of purchases, partially offset by maturities, calls, and repayments. The increase in purchases was primarily the result of efforts to deploy excess cash into higher yielding investments. Real estate owned increased by $1.7 million, or 312.5%, to $2.2 million from $544,000 due to foreclosures, primarily consisting of one large commercial real estate property. Cash and due from banks decreased by $64,000, or 2.1%, to $3.0 million from $3.1 million. Interest-bearing deposits with banks decreased to $3.2 million at December 31, 2003 compared to $9.7 million for the previous period primarily due to the purchase of securities, partially offset by proceeds from advances. Loans receivable decreased by $316,000, or 0.3%, to $100.3 million from $100.6 million as a result of principal repayments and loan payoffs surpassing new loan originations. The FHLB stock decreased by $458,000, or 28.6%, to $1.2 million from $1.6 million due to a mandatory repurchase by the FHLB of members' excess stock.

         Total deposits increased by $18,000, resulting from a $1.8 million, or 7.8%, increase in transaction and savings deposits to $24.8 million from $23.0 million, partially offset by a $1.7 million, or 1.8%, decrease in certificate accounts to $94.1 million from $95.8 million. Total borrowings increased by $2.4 million, or 27.0%, to $11.3 million from $8.9 million as advances from the FHLB were obtained in order to match the funding of two commercial real estate loans and were partially offset by principal repayments.

         Total stockholders' equity decreased by $51,000, or .2%, to $28.0 million at December 31, 2003 from $28.1 million at June 30, 2003. The decrease resulted primarily from a $305,000 decrease in accumulated other comprehensive income related to unrealized losses on securities available for sale and dividends paid to stockholders of $180,000, partially offset by earnings over the period of $373,000. As of December 31, 2003, Alamogordo Federal had $26.8 million of tangible capital or 16.9% of tangible assets, $26.8 million of core capital or 16.9% of total adjusted assets, and $27.3 million of risk-based capital or 34.7% of risk-weighted assets.

Comparison of Operating Results for the Three Months Ended December 31, 2003 and 2002

         General. Net income decreased by $64,000, or 28.7%, to $159,000 for the three months ended December 31, 2003, from $223,000 for the three months ended December 31, 2002. The decrease resulted from decreases in interest income and other income and an increase in the provision for loan losses, partially offset by decreases in interest expense, other expenses, and the provision for income taxes.

         Interest Income. Interest income decreased by $373,000, or 15.6%, to $2.0 million for the three months ended December 31, 2003 from $2.4 million for three months ended December 31, 2002. Interest and fees on loans receivable decreased by $432,000, or 20.6%, to $1.7 million from $2.1 million. The decrease resulted from a $13.4 million, or 12.0%, decrease in the average balance of loans receivable to $98.6 million from $112.0 million and a 72 basis point increase in the average yield on the loan portfolio to 6.85% from 7.57%. Interest on securities, including mortgage-backed securities, increased by $116,000, or 63.7%, to $298,000 from $182,000. This increase resulted from a $17.8 million, or 75.4%, increase in the average balance of securities, and was partially offset by a 20 basis point decrease in the average yield on securities from 3.08% to 2.88%. Interest on other interest-earning assets decreased by $57,000, or 75.0%, to $19,000 from $76,000. This decrease resulted from a $12.7 million decrease in the average balance of other interest-earning assets and a decrease in the average yield of 37 basis points. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

         Interest Expense. Interest expense on deposits decreased by $319,000, or 26.6%, to $892,000 for the three months ended December 31, 2003 from $1.2 million for the three months ended December 31, 2002. Interest expense on transaction and savings accounts decreased to $10,000 from $34,000, as the average cost decreased 51 basis points to .18% from .69%, and was partially offset by a $1.9 million increase in the average balance of transaction and savings accounts from $19.8 million to $21.7 million. Interest expense on certificate accounts decreased by $295,000 to $882,000 from $1.2 million, as the average balance of certificate accounts decreased from $105.2 million to $92.9 million and the average cost decreased 67 basis points to 3.80% from 4.47%. The decrease in the average cost of deposits is a result of a general decrease in market rates of interest. Interest expense on borrowings increased by $17,000 as the average balance of Federal Home Loan Bank advances increased by $3.1 million to $13.1 million from $10.0 million, and was partially offset by a decrease in the average cost to 2.75% from 2.93%.

         Net Interest Income. Net interest income decreased by $71,000 or 6.5%, to $1.0 million for the three months ended December 31, 2003 from $1.1 million for the three months ended December 31, 2002. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 5 basis points to 2.41% from 2.36%.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Based on our evaluation of these factors, and charge-offs of $52,000 and $196,000 during the three months ended December 31, 2003 and December 31, 2002, respectively, a provision of $36,000 and $22,000 was made for the respective quarters. The allowance for loan losses was $537,000, or 71.5% of total nonperforming loans at December 31, 2003, and $540,000, or 87.7% of total nonperforming loans at June 30, 2003. Management analyzes the allowance for loan losses on a quarterly basis and will recommend an additional expense if its review indicates the need for additional reserves.

         Other Income. Total other income decreased by $34,000, or 24.5%, to $105,000 from $139,000. Service charges and fees decreased by $5,000, or 5.8%, primarily due to a decrease in deposit account service charges. Loss on sale of real estate owned totaled $9,000 for the current period as compared to none for the previous period. Gain on sale of loans totaled $19,000 for the three months ended December 31, 2002 as compared to no gain for the current period as $1.4 million of loans were sold in the secondary market during the previous period.

         Other Expenses. Total other expense decreased by $11,000, or 1.3%, to $844,000 for the three months ended December 31, 2003 from $855,000 for the three months ended December 31, 2002, primarily due to a decrease of $11,000 in salaries and benefits expense. An $8,000 increase in advertising expense was offset by an $8,000 decrease in other expense.

         Provision for Income Taxes. The provision for income taxes decreased to $88,000, or 35.6% of net income before income taxes, from $132,000, or 37.2% of net income before income taxes. The decrease in the provision resulted from a decrease in net income before income taxes. The decrease in the effective tax rate resulted from changes in certain permanent tax items.

Comparison of Operating Results for the Six Months Ended December 31, 2003 and 2002

         General. Net income increased by $94,000, or 33.7%, to $373,000 for the six months ended December 31, 2003, from $279,000 for the six months ended December 31, 2002. The increase resulted from decreases in interest expense, the provision for loan losses, and other expenses, partially offset by decreases in interest income and other income and an increase in the provision for income taxes.

         Interest Income. Interest income decreased by $676,000, or 14.4%, to $4.1 million for the six months ended December 31, 2003 from $4.7 million for the six months ended December 31, 2002. Interest and fees on loans receivable decreased by $829,000, or 19.3%, to $3.4 million from $4.3 million.

The decrease resulted from a $14.6 million, or 12.9%, decrease in the average balance of loans receivable to $98.7 million from $113.3 million and a 56 basis point decrease in the average yield on the loan portfolio to 6.97% from 7.53%. Interest on securities, including mortgage-backed securities, increased by $301,000, or 106.7%, to $583,000 from $282,000. This increase resulted from a $23.9 million, or 138.9%, increase in the average balance of securities, and was partially offset by a 44 basis point decrease in the average yield on securities from 3.27% to 2.83%. Interest on other interest-earning assets decreased by $148,000, or 80.9%, to $35,000 from $183,000. This decrease resulted from a decrease in the average yield of 36 basis points and a $15.5 million decrease in the average balance of other interest-earning assets. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

         Interest Expense. Interest expense on deposits decreased by $708,000, or 28.3%, to $1.8 million for the six months ended December 31, 2003 from $2.5 million for the six months ended December 31, 2002. Interest expense on transaction and savings accounts decreased to $20,000 from $74,000, as the average cost decreased 57 basis points to .19% from .76%, and was partially offset by a $2.0 million increase in the average balance of transaction and savings accounts from $19.4 million to $21.4 million. Interest expense on certificate accounts decreased by $654,000 to $1.8 million from $2.5 million, as the average cost decreased 73 basis points to 3.88% from 4.61% and was partially offset by an increase in the average balance of certificate accounts from $106.8 million to $93.3 million. The decrease in the average cost of deposits is a result of a general decrease in market rates of interest. Interest expense on borrowings increased by $86,000 as the average balance of FHLB advances increased by $6.3 million to $11.6 million from $5.3 million, and was partially offset by a decrease in the average cost to 2.83% from 2.94%.

         Net Interest Income. Net interest income decreased by $54,000, or 2.6%. The net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 16 basis points to 2.45% from 2.29%.

         Provision for Loan Losses. Based on the factors described above in the "Comparison of Operating Results for the Three Months Ended December 31, 2003 and 2002", and charge-offs of $75,000 and $346,000 during the six months ended December 31, 2003 and December 31, 2002, respectively, a provision of $72,000 and $204,000 was made for loan losses for the respective six-month periods.

         Other Income. Total other income decreased by $3,000, or 1.2%, to $249,000 from $252,000. Gain on sale of loans decreased by $18,000 due to a decrease in the sale of loans to the secondary market. This decrease was partially offset by an increase of $9,000 in the gain on sale of real estate owned and a $5,000 increase in other income.

         Other Expenses. Total other expense decreased by $84,000, or 4.8%, to $1.65 million for the six months ended December 31, 2003 from $1.74 million for the six months ended December 31, 2002. Salaries and benefits expense decreased by $85,000, primarily due to a reduction in staff.

         Provision for Income Taxes. The provision for income taxes increased to $212,000, or 36.2% of net income before income taxes, from $147,000, or 34.5% of net income before income taxes. The increase in the provision resulted from an increase in net income before income taxes. The increase in the effective tax rate resulted from changes in certain permanent tax items.

Liquidity

         Alamogordo Federal Savings and Loan Association is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 35.74% during the quarter ended December 31, 2003, and was 33.91% at December 31, 2003.

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

         There were no changes made in our internal controls over financial reporting during the period covered by this report or, to our knowledge, in other factors that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are various claims and lawsuits in which Alamogordo Financial Corp. is periodically involved incidental to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on November 19, 2003 at 11:00 a.m. local time, pursuant to due notice. According to the certified list of stockholders, which was presented at the Annual Meeting, there were 1,299,114 outstanding votes that were entitled to be cast at the Annual Meeting, of which 649,557 represented a majority. There were present at the Annual Meeting in person or by proxy the holders of 1,224,131 votes, said votes constituting a majority and more than a quorum of the outstanding votes entitled to be cast.

Proposal No. 1 - Election of Directors

         Proposal No. 1 was for the election of Jimmie D. Randall to serve as director for a term of three years and until his successor has been elected and qualified. There were 1,222,381 votes cast for Mr. Randall and 1,750 votes withheld. Directors Robert W. Hamilton, S. Thomas Overstreet, Earl E. Wallin and
R. Miles Ledgerwood continued in office.

Proposal No. 2 - Ratification of the Appointment of Neff + Ricci, L.L.P. as
                 Independent Auditors for the Fiscal Year Ending June 30, 2004

         Proposal No. 2 was for the appointment of Neff + Ricci, L.L.P. to serve as auditors for the Company for the fiscal year ending June 30, 2004. There were 1,218,733 votes cast for and 5,398 votes abstained for the ratification of the appointment of Neff + Ricci, L.L.P.

         Accordingly, the nominee for director having received a favorable vote of a plurality of the votes cast at the Annual Meeting and Proposal 2 having received a favorable vote of at least a majority of the Company's outstanding votes present in person or by proxy to be cast at the Annual Meeting, each of the propositions described above was declared to be duly approved by the stockholders of the Company.

ITEM 5.  OTHER INFORMATION

         Dividends on Common Stock
         -------------------------

                  On January 14, 2004, the Company declared a quarterly cash dividend of $.17 per share. The dividends were payable to stockholders of record as of January 30, 2004, and will be paid on February 13, 2004. AF Mutual Holding Company, which owns 918,000 shares of stock in the Company, waived receipt of $.1375 per share of its quarterly dividend, thereby reducing the actual dividend payout to $94,624.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         (a) Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (b) Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (c) Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (d)      Report on Form 8-K:

                  On January 16, 2004, the Company filed a Current Report of Form 8-K under Item 7 and Item 12 to furnish a press release dated January 14, 2004 regarding its earnings for the fiscal quarter ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                           Alamogordo Financial Corp.



Date: February 12, 2004                 By: /s/ R. Miles Ledgerwood
                                           -------------------------------------
                                           R. Miles Ledgerwood
                                           President and Chief Executive Officer


Date: February 12, 2004                 By: /s/ Norma J. Clute
                                           -------------------------------------
                                           Norma J. Clute
                                           CFO and Treasurer