Form 10QSB
period 2004-03-31
ALAMOGORDO FINANCIAL CORP
filed 2004-05-17
CIK 1100542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

                         Commission file number 0-29655


                           Alamogordo Financial Corp.
        (Exact name of small business issuer as specified in its charter)

   United States of America                              74-2819148
---------------------------------           ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of May 3, 2004, the Company had 1,307,387 shares of common stock outstanding, par value $.10 per share.

Transitional Small Business Disclosure Format (check one):  Yes  /  / No  /x/

                           ALAMOGORDO FINANCIAL CORP.

                                                       INDEX

                                                                            Page

PART I.     FINANCIAL INFORMATION

            Item 1. Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at
              March 31, 2004 and June 30, 2003...............................2

            Condensed Consolidated Statements of Income and Comprehensive
              Income for the three months and nine months ended
              March 31, 2004 and 2003........................................3

            Condensed Consolidated Statements of Cash Flows for the
              nine months ended
              March 31, 2004 and 2003........................................5

            Notes to Condensed Consolidated Financial Statements.............6

            Item 2. Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations..............................................6

            Item 3. Controls and Procedures.................................10

PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings ......................................10

            Item 2. Changes in Securities and Small Business Issuer
                     Purchases of Equity Securities........................ 10

            Item 3. Defaults upon Senior Securities.........................10

            Item 4. Submission of Matters to Vote of Security Holders.......10

            Item 5. Other Information.......................................11

            Item 6. Exhibits and Reports on Form 8-K........................11

                     Signatures.............................................11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Alamogordo Financial Corp.
                    Condensed Consolidated Balance Sheets at
                        March 31, 2004 and June 30, 2003

                                                                      At                          At
                                                                March 31, 2004              June 30, 2003
                                                                --------------              -------------
                                                                       (Dollars in thousands)
ASSETS                                                          (Unaudited)
Cash and due from banks...................................      $     3,038              $     3,060
Interest-bearing deposits with banks......................            3,629                    9,737
Securities:
      Available for sale..................................           38,898                   27,837
      Held to maturity....................................            2,000                    5,108
Loans, net................................................           97,368                  100,595
Real estate owned.........................................            2,324                      544
Premises and equipment, net...............................            7,498                    7,611
Stock in Federal Home Loan Bank, at cost, restricted......            1,157                    1,610
Accrued interest receivable...............................              567                      545
Income taxes receivable...................................               --                      205
Prepaid and other assets..................................              199                      147
                                                                -----------              -----------
      Total assets........................................      $   156,678              $   156,999

LIABILITIES AND EQUITY
Liabilities
   Deposits...............................................      $   116,484              $   118,823
   Federal Home Loan Bank advances........................           10,803                    8,907
   Escrows................................................              557                      797
   Accrued interest and other liabilities.................              357                       97
   Deferred income taxes..................................              117                      298
   Income taxes payable...................................               26                       --
                                                                -----------              -----------
      Total liabilities...................................          128,344                  128,922
                                                                -----------              -----------

Equity
   Common Stock, $.10 par value, 20,000,000 shares
      authorized, 1,299,881 and 1,291,772 shares issued
      and outstanding at March 31, 2004 and June 30,
      2003, respectively .................................              130                      129
   Treasury stock, at cost, 471 and 441 shares,
      respectively........................................              (12)                     (11)
   Additional paid-in capital.............................            3,455                    3,406
   Unearned ESOP shares and stock awards..................             (231)                    (279)
   Retained earnings, substantially restricted............           24,850                   24,573
   Accumulated other comprehensive income (loss)..........              142                      259
                                                                -----------              -----------
      Total equity........................................           28,334                   28,077
                                                                -----------              -----------
   Total liabilities and equity...........................      $   156,678              $   156,999
                                                                ===========              ===========

See accompanying notes to condensed consolidated financial statements.

                           Alamogordo Financial Corp.
                   Condensed Consolidated Statements of Income
                            and Comprehensive Income
                   For the three months and nine months ended
                             March 31, 2004 and 2003
                                   (Unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                                 March 31,                     March 31,
                                                       ---------------------------    --------------------------
                                                           2004           2003            2004           2003
                                                       -----------     -----------    -----------    -----------
                                                                                  (In Thousands)

Interest income:
  Interest and fees on loans.........................  $    1,657      $    1,992     $    5,096     $    6,260
  Interest on securities.............................         272             169            831            396
  Interest on mortgage-backed securities.............          10              21             34             76
  Interest on other interest-earning assets..........          14              51             49            234
                                                       ----------      ----------     ----------     ----------
   Total interest income.............................       1,953           2,233          6,010          6,966

Interest expense:
  Interest on deposits...............................         839           1,080          2,670          3,619
  Interest on FHLB advances and other borrowings.....          82              70            246            148
                                                       ----------      ----------     ----------     ----------
   Total interest expense ...........................         921           1,150          2,916          3,767
                                                       ----------      ----------     ----------     ----------
    Net interest income..............................       1,032           1,083          3,094          3,199

Provision for loan losses............................          36              36            108            240
                                                       ----------      ----------     ----------     ----------
  Net interest income, after provision for loan losses        996           1,047          2,986          2,959
                                                       ----------      ----------     ----------     ----------

Other income (loss)
  Service charges and fees...........................          86              84            256            252
  Gain (loss) on sale of real estate owned...........           7              (6)            13             (9)
  Loss on other repossessed assets    ...............          (2)            (10)            (3)           (10)
  Gain on sale of loans..............................           -              12              1             31
  Other..............................................          31              35            104            103
                                                       ----------      ----------     ----------     ----------
   Total other income................................         122             115            371            367
                                                       ----------      ----------     ----------     ----------

Other expenses
  Salaries and benefits..............................         434             370          1,219          1,239
  Occupancy .........................................         163             171            491            511
  Data processing fees...............................          73              73            210            207
  Federal insurance premiums and other insurance
    expense..........................................          16              20             50             56
  Advertising .......................................          9                5             37             27
  Other..............................................         150             145            492            481
                                                       ----------      ----------     ----------     ----------
   Total other expenses..............................         845             784          2,499          2,521
                                                       ----------      ----------     ----------     ----------
   Income before income taxes........................         273             378            858            805
                                                       ----------      ----------     ----------     ----------

Provision for income taxes...........................         100             139            312            287
                                                       ----------      ----------     ----------     ----------
   Net income........................................  $      173      $      239     $      546     $      518
                                                       ==========      ==========     ==========     ==========

Other comprehensive income
  Unrealized gain (loss), net of tax.................         188             (15)          (117)           103
                                                       ----------      ----------     ----------     ----------
     Total comprehensive income......................  $      361      $      224     $      429     $      621
                                                       ==========      ==========     ==========     ==========

Basic earnings per common share......................  $     .135      $     .189     $     .427     $     .410
                                                       ==========      ==========     ==========     ==========

Weighted average number of common shares
   outstanding-basic.................................   1,279,181       1,265,441      1,278,235      1,262,570
                                                       ==========      ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                           Alamogordo Financial Corp.
                   Condensed Consolidated Statements of Income
                      and Comprehensive Income (continued)
                   For the three months and nine months ended
                             March 31, 2004 and 2003
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                                  March 31,                     March 31,
                                                            2004            2003          2004            2003
                                                       -------------   -------------  -------------  -------------
                                                                             (In Thousands)

Diluted earnings per common share....................  $        .133   $       .187   $       .419   $       .405
                                                       =============   ============   ============   ============

Weighted average number of common shares
   outstanding-diluted...............................      1,305,471      1,277,998      1,303,953      1,278,954
                                                       =============   ============   ============   ============

Comprehensive income per common share:
  Basic..............................................  $        .282   $       .177   $       .336   $       .492
                                                       =============   ============   ============   ============
  Diluted............................................  $        .277   $       .175   $       .329   $       .486
                                                       =============   ============   ============   ============

Minority shareholders cash dividends per common share  $         .17   $        .17   $        .53   $        .51
                                                       =============   ============   ============   ============





See accompanying notes to condensed consolidated financial statements.

                           Alamogordo Financial Corp.
             Condensed Consolidated Statements of Cash Flows for the
                    Nine months ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                Nine months ended March 31,
                                                                                      2004        2003
                                                                                    --------    --------
                                                                                       (in thousands)
Cash flows from operating activities
    Net income ..................................................................   $    546    $    518

    Adjustments to reconcile net income to net cash
         provided by operating activities
    Depreciation ................................................................        238         277
    Stock dividend on FHLB stock ................................................        (19)        (32)
    Net amortization of premiums and discounts on securities ....................         57          22
    Loss (gain) on sales of other real estate owned .............................        (13)          9
    Loss on repossessed assets ..................................................          3          10
    Benefit on deferred income taxes ............................................       (103)        (55)
    Gain on sale of loans .......................................................         (1)        (31)
    Release of ESOP stock .......................................................         71          53
    Amortization of stock awards ................................................         27          44
    Provision for loan losses ...................................................        108         240
    Changes in assets and liabilities
         Accrued interest receivable ............................................        (22)         70
         Prepaid and other assets ...............................................        (55)       (116)
         Income taxes ...........................................................        231          29
         Accrued interest payable and other liabilities .........................        260         (58)
                                                                                    --------    --------
         Net cash provided by operating activities ..............................      1,328         980
                                                                                    --------    --------

Cash flows from investing activities
    Proceeds from principal payments of securities available-for-sale ...........      2,581         810
    Proceeds from maturities of securities held-to-maturity .....................      3,108         500
    Purchases of securities available-for-sale ..................................    (13,894)    (13,306)
    Purchases of securities held-to-maturity ....................................         --      (4,883)
    Proceeds from mandatory repurchase of FHLB stock ............................        472          --
    Net decrease in loans .......................................................      1,091      11,221
    Purchases of premises and equipment .........................................       (125)       (106)
    Net proceeds from sales/claims of real estate owned .........................        262         350
                                                                                    --------    --------
       Net cash used by investing activities ....................................     (6,505)     (5,414)
                                                                                    --------    --------

Cash flows from financing activities
    Net (decrease) in deposits ..................................................     (2,339)    (10,465)
    Net decrease in escrows .....................................................       (240)       (335)
    Proceeds from FHLB advances .................................................      6,375      10,000
    Repayments on FHLB advances .................................................     (4,479)       (622)
      Repurchases of Company stock ..............................................         (1)        (11)
      Cash dividends paid on common stock .......................................       (269)       (266)
      Exercise of stock options .................................................         --          42
                                                                                    --------    --------
      Net cash provided by financing activities .................................       (953)     (1,657)
                                                                                    --------    --------

Net decrease in cash and due from banks and interest-bearing deposits with
banks ...........................................................................   $ (6,130)   $ (6,091)

Cash and due from banks and interest-bearing deposits with banks,
beginning of period .............................................................     12,797      21,924
                                                                                    --------    --------

Cash and due from banks and interest-bearing deposits with banks, end of period .   $  6,667    $ 15,833
                                                                                    ========    ========

Noncash investing and financing activities
    Transfers of loans to real estate owned .....................................   $  2,048    $    411
    Net change in unrealized gain (loss) on available-for-sale securities .......       (117)        104

Supplemental disclosures
    Cash paid during the quarter for
    Income taxes ................................................................   $    234    $    383
    Intereston deposits and advances ............................................      2,937       3,769

See accompanying notes to condensed consolidated financial statements.
                                       5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Alamogordo Financial Corp. (the "Company"), its wholly owned subsidiary, Alamogordo Federal Savings and Loan Association (the "Bank"), and Space Age City Service Corporation, a wholly owned subsidiary of the Bank. The financial statements included herein have been prepared by the Company without audit and in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Alamogordo Financial Corp. believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter and the nine months ended March 31, 2004 are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2004.

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

Comparison of Financial Condition at March 31, 2004 and June 30, 2003

         Alamogordo Financial Corp.'s total assets decreased by $321,000, or 0.2%, to $156.7 million at March 31, 2004, from $157.0 million at June 30, 2003. The decrease resulted primarily from decreases in interest-bearing deposits with banks, loans receivable, and stock in the Federal Home Loan Bank ("FHLB"), partially offset by increases in securities and real estate owned. Interest-bearing deposits with banks decreased to $3.6 million at March 31, 2004 compared to $9.7 million at June 30, 2003 primarily due to the purchase of securities, partially offset by proceeds from advances. Loans receivable decreased by $3.2 million, or 3.2%, to $97.4 million from $100.6 million as a result of principal repayments and loan payoffs surpassing new loan originations. The FHLB stock decreased by $453,000, or 28.3%, to $1.2 million from $1.6 million due to a mandatory repurchase by the FHLB of members' excess stock. Securities, including mortgage-backed securities, increased by $8.0 million, or 24.3%, to $40.9 million from $32.9 million as a result of purchases, partially offset by maturities, calls, and repayments. The increase in purchases was primarily the result of efforts to deploy excess cash into higher yielding investments. Real estate owned increased by $1.8 million, or 330.9%, to $2.3 million from $544,000 due to foreclosures, primarily consisting of one large commercial real estate property.

         Total deposits decreased by $2.3 million, resulting from a $4.2 million, or 4.4%, decrease in certificate accounts to $91.6 million from $95.8 million, partially offset by a $1.9 million, or 8.3%, increase in transaction and savings deposits to $24.9 million from $23.0 million. The decrease in certificate accounts resulted from maturities surpassing new account openings. Total borrowings increased by $1.9 million, or 21.3%, to $10.8 million from $8.9 million as advances from the FHLB were obtained in order to match the funding of two commercial real estate loans and were partially offset by principal repayments.

         Total stockholders' equity increased by $257,000, or 0.9%, to $28.3 million at March 31, 2004 from $28.1 million at June 30, 2003. The increase resulted primarily from earnings over the period of $546,000, partially offset by a $117,000 decrease in accumulated other comprehensive income related to unrealized losses on securities available for sale and dividends paid to stockholders of $269,000. As of March 31, 2004, Alamogordo Federal had $26.9 million of tangible capital or 17.2% of tangible assets, $26.9 million of core capital or 17.2% of total adjusted assets, and $27.5 million of risk-based capital or 35.4% of risk-weighted assets.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and
2003

         General. Net income decreased by $66,000, or 27.6%, to $173,000 for the three months ended March 31, 2004, from $239,000 for the three months ended March 31, 2003. The decrease resulted from a decrease in interest income and an increase in other expenses, partially offset by decreases in interest expense and the provision for income taxes and an increase in other income.

         Interest Income. Interest income decreased by $280,000, or 12.7%, to $2.0 million for the three months ended March 31, 2004 from $2.2 million for the three months ended March 31, 2003. Interest and fees on loans receivable decreased by $335,000, or 16.8%, to $1.7 million from $2.0 million. The decrease resulted from an $8.2 million, or 7.6%, decrease in the average balance of loans receivable to $99.0 million from $107.2 million and a 74 basis point decrease in the average yield on the loan portfolio to 6.69% from 7.43%. Interest on securities, including mortgage-backed securities, increased by $92,000, or 48.4%, to $282,000 from $190,000. This increase resulted from a $12.9 million, or 46.7%, increase in the average balance of securities and a 3 basis point decrease in the average yield on securities from 2.74% to 2.77%. Interest on other interest-earning assets decreased by $37,000, or 72.5%, to $14,000 from $51,000. This decrease resulted from a $10.2 million decrease in the average balance of other interest- earning assets and a decrease in the average yield of 15 basis points. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

         Interest Expense. Interest expense on deposits decreased by $241,000, or 22.3%, to $839,000 for the three months ended March 31, 2004 from $1.1 million for the three months ended March 31, 2003. Interest expense on transaction and savings accounts decreased to $10,000 from $16,000, as the average cost decreased 14 basis points to 0.18% from 0.32%, and was partially offset by a $1.7 million increase in the average balance of transaction and savings accounts from $20.1 million to $21.8 million. Interest expense on certificate accounts decreased by $235,000 to $829,000 from $1.1 million, as the average balance of certificate accounts decreased from $100.8 million to $92.7 million and the average cost decreased 64 basis points to 3.58% from 4.22%. The decrease in the average cost of deposits is a result of a general decrease in market rates of interest. Interest expense on borrowings increased by $12,000 as the average balance of Federal Home Loan Bank advances increased by $1.5 million to $11.0 million from $9.5 million and the average cost increased to 2.99% from 2.93%.

         Net Interest Income. Net interest income decreased by $51,000 or 4.7%, to $1.0 million for the three months ended March 31, 2004 from $1.1 million for the three months ended March 31, 2003. Net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 4 basis points to 2.48% from 2.44%.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that we believe is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. Based on our evaluation of these factors, during the three months ended March 31, 2004 and March 31, 2003, respectively, a provision of $36,000 was made for each quarter. The allowance for loan losses was $573,000, or 65.5% of total nonperforming loans at March 31, 2004, and $540,000, or 87.7% of total nonperforming loans at June 30, 2003. Management analyzes the allowance for loan losses on a quarterly basis and will recommend an additional expense if its review indicates the need for additional reserves.

         Other Income. Total other income increased by $7,000, or 6.1%, to $122,000 from $115,000. Gain on sale of real estate owned totaled $7,000 for the current period as compared to a loss of $6,000 for the previous period. Loss on repossessed assets decreased by $8,000 to $2,000 from $10,000. Gain on sale of loans totaled $12,000 for the three months ended March 31, 2003 as compared to no gain for the current period as $1.0 million of loans were sold in the secondary market during the previous period.

         Other Expenses. Total other expenses increased by $61,000, or 7.8%, to $845,000 for the three months ended March 31, 2004 from $784,000 for the three months ended March 31, 2003, primarily due to an increase of $64,000 in salaries and benefits expense. The increase in salaries and benefits expense is primarily due to an increase in staff and an increase in the pension plan contribution. Occupancy expense decreased by $8,000 and federal insurance premiums and other insurance expense decreased by $4,000 and were partially offset by a $4,000 increase in advertising expense and a $5,000 increase in other expense.

         Provision for Income Taxes. The provision for income taxes decreased to $100,000, or 36.6% of net income before income taxes, from $139,000, or 36.8% of net income before income taxes. The decrease in the provision resulted from a decrease in net income before income taxes. The decrease in the effective tax rate resulted from changes in certain permanent tax items.

Comparison of Operating Results for the Nine Months Ended March 31, 2004 and
2003

         General. Net income increased by $28,000, or 5.4%, to $546,000 for the nine months ended March 31, 2004, from $518,000 for the nine months ended March 31, 2003. The increase resulted from decreases in interest expense, the provision for loan losses, and other expenses and an increase in other income, partially offset by decreases in interest income and an increase in the provision for income taxes.

         Interest Income. Interest income decreased by $956,000, or 13.7%, to $6.0 million for the nine months ended March 31, 2004 from $7.0 million for the nine months ended March 31, 2003. Interest and fees on loans receivable decreased by $1.2 million, or 19.0%, to $5.1 million from $6.3 million. The decrease resulted from a $12.5 million, or 11.2%, decrease in the average balance of loans receivable to $98.8 million from $111.3 million and a 62 basis point decrease in the average yield on the loan portfolio to 6.88% from 7.50%. Interest on securities, including mortgage-backed securities, increased by $393,000, or 83.3%, to $865,000 from $472,000. This increase resulted from a $20.3 million, or 97.8%, increase in the average balance of securities, and was partially offset by a 22 basis point decrease in the average yield on securities from 3.04% to 2.81%. Interest on other interest-earning assets decreased by $185,000, or 79.1%, to $49,000 from $234,000. This decrease resulted from a decrease in the average yield of 31 basis points and a $13.8 million decrease in the average balance of other interest-earning assets. The decrease in the average yield on the Company's interest-earning assets was due to a general decrease in the market rates of interest.

         Interest Expense. Interest expense on deposits decreased by $949,000, or 26.4%, to $2.7 million for the nine months ended March 31, 2004 from $3.6 million for the nine months ended March 31, 2003. Interest expense on transaction and savings accounts decreased to $30,000 from $90,000, as the average cost decreased 42 basis points to 0.19% from 0.61%, and was partially offset by a $1.9 million increase in the average balance of transaction and savings accounts from $19.6 million to $21.5 million. Interest expense on certificate accounts decreased by $889,000 to $2.6 million from $3.5 million, as the average cost decreased 71 basis points to 3.78% from 4.49% and the average balance of certificate accounts decreased to $93.1 million from $104.8 million. The decrease in the average cost of deposits is a result of a general decrease in market rates of interest. Interest expense on borrowings increased by $98,000 as the average balance of FHLB advances increased by $4.7 million to $11.4 million from $6.7 million, and was partially offset by a decrease in the average cost to 2.88% from 2.94%.

         Net Interest Income. Net interest income decreased by $105,000, or 3.3%. The net interest rate spread, the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities, increased by 12 basis points to 2.46% from 2.34%.

         Provision for Loan Losses. Based on the factors described above in "Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003", and charge-offs of $75,000 and $346,000 during the nine months ended March 31, 2004 and March 31, 2003, respectively, a provision of $108,000 and $240,000 was made for loan losses for the respective nine-month periods.

         Other Income. Total other income increased by $4,000, or 1.1%, to $371,000 from $367,000. Service charges and fees increased by $4,000, gain on sale of real estate owned increased by $22,000, and loss on other repossessed assets decreased by $7,000 and were partially offset by a decrease in the gain on sale of loans of $30,000 due to a decrease in the sale of loans to the secondary market.

         Other Expenses. Total other expenses decreased by $22,000, or 0.9%. Decreases in salaries and benefits, occupancy, and federal insurance premiums and other insurance expense were partially offset by increases in data processing fees, advertising, and other.

         Provision for Income Taxes. The provision for income taxes increased to $312,000, or 36.4% of net income before income taxes, from $287,000, or 35.7% of net income before income taxes. The increase in the provision resulted from an increase in net income before income taxes to $858,000 from $805,000. The increase in the effective tax rate resulted from changes in certain permanent tax items.

Liquidity

         Alamogordo Federal Savings and Loan Association is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 33.60% during the quarter ended March 31, 2004, and was 34.16% at March 31, 2004.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


                                                                    Total Number of Shares     Maximum Number of
                                     Total Number    Average Price   Purchased as Part of    Shares that May Yet Be
                                      of Shares        Paid per       Publicly Announced      Purchased Under the
                                      Purchased          Share         Plans or Programs       Plans or Programs
                                      ---------          -----         -----------------       -----------------
January 1, 2004 to January
31, 2004......................            ---       $      ---                    ---                  ---
February 1, 2004 to
February 29, 2004.............             30            26.10                    ---                  ---
March 1, 2004 to March
31, 2004......................            ---              ---                    ---                  ---
                                   ----------       ----------             ----------           ----------
     Total....................             30       $    26.10                    ---                  ---
                                   ==========       ==========             ==========           ==========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Dividends on Common Stock
                  On May 3, 2004, the Company declared a quarterly cash dividend of $.19 per share. The dividends were payable to stockholders of record as of May 3, 2004, and will be paid on May 13, 2004. AF Mutual Holding Company, which owns 918,000 shares of stock in the Company, waived receipt of $.1575 per share of its quarterly dividend, thereby reducing the actual dividend payout to $103,819.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         (a) Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002

         (b) Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         (c) Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley act of 2002


         (d)      Report on Form 8-K:

                  On January 16, 2004, the registrant filed a Current Report of Form 8-K under Item 7 and Item 12 to furnish a press release dated January 14, 2004 regarding its earnings for the fiscal quarter ended December 31, 2003.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                        Alamogordo Financial Corp.




Date: May 13, 2004                      By: /s/ R. Miles Ledgerwood
                                           -------------------------------------
                                           R. Miles Ledgerwood
                                           President and Chief Executive Officer



Date: May 13, 2004                      By: /s/ Norma J. Clute
                                           -------------------------------------
                                           Norma J. Clute
                                           CFO and Treasurer