Form 10KSB
period 2004-06-30
ALAMOGORDO FINANCIAL CORP
filed 2004-10-13
CIK 1100542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

     For the fiscal year ended June 30, 2004
                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF1934

       For the transition period from _______ to ______.

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

                                 (505) 437-9334
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----


Securities registered under Section 12(g) of the Exchange Act:

Common Stock par value $.10 per share
-------------------------------------
       (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

     YES      X        NO
          ---------        -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The Issuer's revenues for the fiscal year ended June 30, 2004 were $8.4 million.

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the OTC Bulletin Board on September 22, 2004 was approximately $11.6 million.

     The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of September 22, 2004 was 1,308,911.

                       Documents Incorporated by Reference

     The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the Alamogordo Financial Corp. Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

II.  Portions  of  the  Alamogordo   Financial  Corp.  2004  Annual  Report  are
     incorporated by reference into certain items of Part II.

     Transitional Small Business Disclosure Format: YES         NO   X
                                                        -----      -----

                                     PART I

Item 1.       Business
-------       --------

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

     White Sands Missile Range, a U.S. Army installation near Alamogordo, is the second largest overland testing range in the world. The range is utilized by Holloman Air Force Base, Fort Bliss, Texas, and various defense contractors, and is presently home to the High Energy Laser Test Facility developing a ballistic missile defense system. White Sands Missile Range is the birthplace of the U.S. rocket program in the 1940s, and today is the testing site for numerous
Department of Defense research and evaluation programs including the next generation for anti-ballistic missiles.

     Other larger employers include the Alamogordo Public Schools, Inn of the Mountain Gods, Wal-Mart Super Center, Gerald Champion Regional Medical Center, City of Alamogordo and 1-800-Flowers.com.

Lending Activities

     Loan Portfolio Composition. At June 30, 2004, we had total loans of $113.1 million, of which $87.5 million, or 77.4%, were one- to four-family residential mortgages. The remainder of our mortgage loans at June 30, 2004, consisted of multi-family and nonresidential, land and construction loans. In addition, we originate consumer and other loans including second mortgage loans, commercial business loans, and deposit account loans. As of June 30, 2004, $9.5 million, or 8.4%, of our total loans have adjustable rates of interest.

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


                                                        June 30,
                                    ------------------------------------------------
                                             2004                      2003
                                    ----------------------    ----------------------
                                     Amount       Percent      Amount       Percent
                                                               (Dollars in Thousands)

Mortgage loans:
  One- to four-family............   $87,528        77.4%      $79,456         77.6%
  Multifamily and nonresidential.    14,460        12.8%       14,040         13.7%
  Construction...................     5,700         5.0%        2,664          2.6%
  Land...........................       136         0.1%           93          0.1%
                                    -------      -------      -------      -------
   Total mortgage loans..........   107,824        95.3%       96,253         94.0%
                                    -------      -------      -------      -------
Consumer and other loans:
  Second mortgage................     1,283         1.1%        1,305          1.3%
  Consumer.......................     1,311         1.2%        1,746          1.7%
  Commercial business............     1,866         1.6%        1,924          1.9%
  Deposit account................       825         0.7%        1,145          1.1%
                                    -------      -------      -------      -------
   Total consumer and other loans     5,285         4.7%        6,120          6.0%
                                    -------      -------      -------      -------

    Total loans..................   113,109       100.0%      102,373        100.0%
                                                 =======                   =======

Less:
  Loans in process...............    (3,438)                     (807)
  Deferred fees and discounts....      (378)                     (431)
  Allowance for losses...........      (329)                     (540)
                                    --------                  --------
   Total loans receivable, net...   $108,964                  $100,595
                                    ========                  ========

     Loan Maturity Schedules. The following table sets forth the dollar amounts of fixed- and adjustable-rate loans at June 30, 2004 that are contractually due after June 30, 2005.


                                                          Fixed            Adjustable           Total
                                                       -----------         -----------       -----------
                                                                          (In thousands)

Mortgage loans:
   One- to four-family.........................        $    79,273         $       800       $    80,073
   Multi-family and nonresidential.............              7,834               5,103            12,937
   Construction................................              2,652               1,577             4,229
   Land........................................                 22                  --                22
Consumer and other loans.......................              2,335                  --             2,335
Add back: Loans in process.....................              3,438                  --             3,438
                                                       -----------         -----------       -----------
Total loans due after one year.................        $    95,554         $     7,480       $   103,034
                                                       ===========         ===========       ===========

     Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 2004 regarding the dollar amount of loans maturing in Alamogordo Financial's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, over draft loans and loans with no stated maturity are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.

                                                Multi-Family and
                         One- to Four-Family     Nonresidential          Construction             Land           Consumer and Other
                         -------------------   -------------------   -------------------   -------------------   -------------------
                                    Weighted              Weighted              Weighted              Weighted              Weighted
                                     Average               Average               Average               Average               Average
                          Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                     (Dollars in thousands)
Due During the Years
Ending June 30,
2005...................  $  4,035       6.40%  $  1,523       6.10%  $  1,453       5.75%  $    114       7.19%  $  2,950      7.06%
2006...................     3,650       6.47      4,505       5.70      4,229       5.82          6       7.35        820      7.03
2007...................     3,758       6.48      1,711       5.81         --         --          4       7.52        553      6.99
2008 and 2009..........     7,100       6.46      1,101       5.81         --         --          8       7.81        468      7.01
2010 to 2014...........    18,618       6.44      3,061       5.99         --         --          4       7.89        449      7.11
2015 to 2029...........    40,634       6.52      2,559       5.90         --         --         --         --         45      7.13
2030 and following.....     6,313       6.48         --         --         --         --         --         --         --        --
Add back:
  loans in process.....     3,420                    --         --         18         --         --         --         --        --
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   -------

   Total loans.........  $ 87,528       6.23%  $ 14,460       5.86%  $  5,700       5.78%  $    136       7.27%  $  5,285      7.05%
                         ========   ========   ========   ========   ========   ========   ========   ========   ========   =======

                                Total
                         -------------------
                                    Weighted
                                     Average
                          Amount      Rate
                         --------   --------

Due During the Years
Ending June 30,
2005...................  $ 10,075       6.46%
2006...................    13,210       6.19
2007...................     6,026       6.24
2008 and 2009..........     8,677       6.27
2010 to 2014...........    22,132       6.34
2015 to 2029...........    43,238       6.41
2030 and following.....     6,313       6.45
Add back:
  loans in process.....     3,438         --
                         --------   --------

   Total loans.........  $113,109       6.16%
                         ========   ========

     One- to Four-Family Residential Real Estate Loans. We emphasize the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner, although we also offer loans secured by properties that do not serve as the primary residence of the owner. We currently hold most of the loans that we originate in our portfolio and intend to continue to do so, although in the past we have sold loans. From time to time we purchase one- to four-family residential mortgage loans, and have purchased loans that are secured by properties that are not located in our market area. During the fiscal year ended June 30, 2004, we purchased thirteen fixed-rate loans totaling $8.2 million secured by one-to four-family residential real estate located in California. During the fiscal year ended June 30, 2003, we purchased one $563,000 fixed-rate loan secured by commercial real estate located in New Mexico. As of June 30, 2004, loans secured by one- to four-family residential properties accounted for $87.5 million, or 77.4%, of our total loan portfolio.

     We originate a significant amount of 30-year fixed-rate residential real estate loans that are partially guaranteed as to repayment of principal and interest by the Department of Veterans Affairs (the "VA"). The Department of Veterans Affairs guarantees a portion of the mortgage loan principal balance against default by the borrower. VA guaranteed loans may be repaid at any time without penalty, and are assumable by another borrower at the same rate if the borrower sells a home. At June 30, 2004, $11.2 million, or 12.8%, of our one- to four-family residential real estate loans were VA guaranteed loans.

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

     We also offer adjustable-rate mortgage, or ARM, loans with a maximum term of 30 years. The adjustable-rate loans that we offer generally include limitations on the maximum increases and decreases in interest rates, and may have "teaser" rates, or relatively low initial rates of interest. We believe that adjustable-rate mortgage loans help reduce our exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. We did not originate any adjustable-rate one- to four-family residential real estate loans during the fiscal year ended June 30, 2004.

     During the fiscal year ended June 30, 2004, we purchased two adjustable rate loans totaling $3.2 million secured by commercial real estate located in New Mexico. During the fiscal year ended June 30, 2003, we purchased five adjustable rate loans totaling $1.9 million secured by commercial real estate located in New Mexico. At June 30, 2004, our loan portfolio included $837,000 of adjustable-rate one- to four-family residential mortgage loans, or 0.7% of our total loan portfolio. Almost all of the adjustable-rate loans that we currently own were purchased from another lender and are secured by real estate located outside of our market area.

     Multifamily and Nonresidential Real Estate Lending. Our multifamily and nonresidential real estate loans include real estate loans secured primarily by first liens on commercial real estate and apartment buildings. The commercial real estate properties are predominantly nonresidential properties such as office buildings, retail stores and more specialized properties such as churches, mobile home parks and restaurants. Loans secured by commercial real estate totaled $11.7 million, or 10.3%, of our total loan portfolio as of June 30, 2004, and consisted of 37 loans outstanding with an average loan balance of approximately $316,000. Loans secured by multifamily residential real estate totaled $2.8 million, or 2.4%, of our total loan portfolio as of June 30, 2004, and consisted of three loans outstanding with an average loan balance of approximately $919,000. Substantially all of our commercial real estate and multifamily loans are secured by properties located in our primary market area. As of June 30, 2004, we had one multifamily residential real estate loan and seven commercial real estate loans with balances in excess of $500,000. One of the commercial real estate loans was restructured during the year ended June 30, 2003, as discussed below in "--Asset Quality--Non-Performing Loans." As of June 30, 2004, each of our loans with balances in excess of $500,000 was performing in accordance with its contractual terms.

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

     In the underwriting of commercial and multifamily real estate loans, we generally lend up to 70% of the property's appraised value on apartment buildings and commercial properties that are not owner-occupied, and up to 75% of the property's appraised value on commercial properties that are owner-occupied. Appraised values are determined by independent appraisers that we designate. We generally obtain an environmental assessment from an independent engineering firm of any environmental risks that may be associated with a particular building or the site. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt service. In evaluating a commercial real estate loan, we emphasize primarily the ratio of net cash flow to debt service for the property, generally requiring a ratio of at least 125%, computed after deduction for a vacancy factor and property expenses that we deem appropriate. In addition, a personal guarantee of the loan is generally required from the principal(s) of the borrower. On all real estate loans, we require title insurance insuring the priority of its lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.

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

     Consumer and Other Loans. The Bank originates a variety of consumer and other loans, including second mortgage loans, consumer loans, deposit account loans and commercial business loans. As of June 30, 2004, consumer and other loans totaled $5.3 million, or 4.7% of the total loan portfolio. Our second mortgage loans include fixed-rate, fixed-term second mortgage and home equity loans. Our second mortgage loans are offered in amounts up to 90% of the appraised value of the property (including prior liens). Other consumer loans primarily include loans secured by personal property such as autos, recreational vehicles and boats, although we make a small number of unsecured loans that are personally guaranteed. Our procedures for underwriting consumer loans include an assessment of an applicant's credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate, such as automobiles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, the repayment of consumer loans depends on the borrower's continued financial stability, as their repayment is more likely than a single family mortgage loan to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws (including bankruptcy and insolvency laws) may limit the amount that can be recovered on such loans.

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

     The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.


                                                           Years Ended June 30,
                                                       ---------------------------
                                                           2004            2003
                                                       -----------     -----------
                                                              (In Thousands)

Loans receivable, net, at beginning of period........  $ 100,595       $ 116,543
Loans originated:
 Mortgage loans:
   One- to four-family ..............................     21,388           9,082
   Multifamily and nonresidential....................      1,464           4,270
   Construction......................................      6,279           3,009
   Land..............................................      1,132             977
                                                       ---------       ---------
     Total mortgage loans originated.................     30,263          17,338
                                                       ---------       ---------
  Consumer and other loans:
   Commercial........................................      1,826           1,332
   Second mortgage, consumer and deposit account.....      1,158           2,237
                                                       ---------       ---------
    Total consumer and other loans originated........      2,984           3,569
                                                       ---------       ---------
Loans purchased:
  Mortgage loans:
   One- to four-family...............................      8,158              --
   Multifamily and nonresidential....................      3,058           2,474
   Construction......................................         --              --
   Land..............................................         --              --
                                                       ---------       ---------
    Total loans purchased............................     11,216           2,474
                                                       ---------       ---------
Loans sold:
 Mortgage loans:
   One- to four-family...............................        (56)         (5,095)
   Multifamily and nonresidential....................         --              --
   Construction......................................         --              --
   Land..............................................         --              --
                                                       ---------      ----------
    Total loans sold.................................        (56)         (5,095)
                                                       ---------      ----------

    Principal repayments.............................    (33,671)        (34,006)
                                                       ---------      ----------

Increase (decrease) in other items, net..............     (2,367)           (228)
                                                       ---------      ----------

Loans receivable, net, at end of period..............  $ 108,964       $ 100,595
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

     Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2004.


                                                  Loans Delinquent For
                              ---------------------------------------------------------------
                                                                      90 Days and Over
                                         30-89 Days                 and Nonaccrual Loans            Total Delinquent Loans
                              ------------------------------   ------------------------------   ------------------------------
                                                    Percent                          Percent                          Percent
                                                    Of Loan                          Of Loan                          Of Loan
                               Number     Amount    Category    Number     Amount    Category    Number     Amount    Category
                              --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                     (Dollars in thousands)

Mortgage loans:
   One- to four-family...           12   $    370       0.42%         4   $    196       0.22%       16   $    566       0.65%
   Multifamily and
     nonresidential......           --         --         --         --         --         --         --         --         --
   Construction..........           --         --         --         --         --         --         --         --         --

   Land..................           --         --         --         --         --         --         --         --         --
                              --------   --------   --------   --------         --   --------   --------         --
Total mortgage loans.....           12        370       0.34%         4        196       0.18%        16        566       0.52%
                              --------   --------   --------   --------   --------   --------   --------   --------   --------
Consumer and other loans:
   Second mortgage.......           --   $     --         --         --   $     --         --         --   $     --         --
   Consumer..............            2          3       0.23%         1          1       0.08%         3          4       0.31%
   Commercial business...           --         --         --         --         --         --         --         --         --
   Deposit account.......           --         --         --         --         --         --         --         --         --
                              --------   --------   --------   --------   --------   --------   --------   --------   --------
     Total consumer and
       other loans.......            2          3       0.06%         1          1       0.02%         3          4       0.08%
                              --------   --------   --------   --------   --------   --------   --------   --------   --------
Total delinquent loans:..           14   $    373       0.33%         5   $    197       0.17%        19   $    570       0.50%
                              ========   ========              ========   ========              ========   ========


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


                                                                              June 30,
                                                                     --------------------------
                                                                        2004           2003
                                                                     -----------    -----------
                                                                       (Dollars in Thousands)
Non-accruing loans:
  Mortgage loans:
   One- to four-family..........................................     $   196        $    112
   Multifamily and nonresidential...............................          --             504
   Construction.................................................          --              --
   Land.........................................................          --              --
  Consumer and other loans:
   Second mortgage..............................................          --              --
   Consumer.....................................................           1              --
   Commercial...................................................          --              --
   Deposit account..............................................          --              --
                                                                     -------        --------
     Total non-accruing loans...................................         197             616
                                                                     -------        --------
Accruing loans delinquent more than 90 days:
  Mortgage loans:
   One- to four-family..........................................          --              --
   Multifamily and nonresidential...............................          --              --
   Construction.................................................          --              --
   Land.........................................................          --              --
  Consumer and other loans:
   Second mortgage..............................................          --              --
   Consumer.....................................................          --              --
   Commercial...................................................          --              --
   Deposit account..............................................          --              --
                                                                     -------        --------
     Total accruing loans more than 90 days delinquent..........          --              --
                                                                     -------        --------
Total non-performing loans......................................         197             616
                                                                     -------        --------
Foreclosed assets:
  Mortgage loans:
   One- to four-family..........................................         450             180
   Multifamily and nonresidential...............................         649             180
   Construction.................................................          --              --
   Land.........................................................         119             184
                                                                     -------        --------
Other loans:
   Other repossessed assets.....................................           1               1

  Total foreclosed assets.......................................       1,219             545
                                                                     -------        --------
Total non-performing assets.....................................     $ 1,416        $  1,161
                                                                     =======        ========
  Total nonperforming assets as a percentage of total assets....        0.90%           0.74%
                                                                     =======        ========
Allowance for loan losses as a percentage of nonperforming loans      167.01%          87.66%
                                                                     =======        ========
Allowance for loan losses as a percentage of gross loans receivable     0.29%           0.53%
                                                                     =======        ========



     For the year ended June 30, 2004 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $11,800.

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

     At June 30, 2004 we had no loans classified as impaired. Impaired loans at June 30, 2003 amounted to approximately $1.6 million, which represents one commercial loan. The allowance for loan losses related to this one loan amounted to $180,000. These loans are individually assessed to determine the carrying value in relation to the fair value of the collateral or the present value of the loan's cash flow. Management believes that the allowance for these loans is sufficient.

     Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs.

     Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as securities that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management. As of June 30, 2004, we had $866,000 of assets designated as special mention.

     When we classify assets as either substandard or doubtful, we allow for analytical purposes a portion of general valuation allowances or loss reserves to such assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off such amount. Our determination as to the classification of its assets and the amount of its valuation allowance is subject to review by regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews Alamogordo Federal's asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of Alamogordo Federal's assets at June 30, 2004, classified assets consisted of substandard assets of $2.5 million. There were no assets classified as doubtful or loss at June 30, 2004.

         Allowance for Loan Losses. The following table sets forth activity in Alamogordo Federal's allowance for loan losses and other ratios at or for the dates indicated.


                                                           Years Ended June 30,
                                                       ---------------------------
                                                           2004           2003
                                                       -----------     -----------
                                                          (Dollars In Thousands)

Balance at beginning of year.......................    $     540       $     540

Charge-offs:
  Mortgage loans:
    One- to four-family............................           23              --
    Multifamily and nonresidential.................           52              --
    Construction...................................           --              --
    Land...........................................           --              --
  Consumer and other loans:
    Second mortgage................................           --              --
    Consumer.......................................           --              --
    Commercial.....................................           --             346
    Deposit account................................           --              --
  Repossessed Assets
    Other Repossessed Assets.......................          280              44
Real estate held for investment....................           --              --
                                                       ---------       ---------
      Total charge-offs............................          355             390
                                                       ---------       ---------

Recoveries:
  Mortgage loans:
    One- to four-family............................           --              --
    Multifamily and nonresidential.................           --              --
    Construction...................................           --              --
    Land...........................................           --              --
  Consumer and other loans:
    Second mortgage................................           --              --
    Consumer.......................................           --              --
    Commercial ....................................           --              --
    Deposit account................................           --              --
Repossessed Assets.................................           --              --
Real estate held for investment....................           --              --
                                                       ---------       ---------
      Total recoveries.............................           --              --
                                                       ---------       ---------

Net charge-offs....................................          355             390
Provision (credit) for loan losses.................          144             390
                                                       ---------       ---------
Balance at end of year.............................    $     329       $     540
                                                       =========       =========

Ratio of net charge-offs during the year to
  average loans outstanding during the year........         0.33%           0.35%
                                                       =========       =========

Ratio of net charge-offs during the year to
  average non-performing assets....................        63.51%          35.36%
                                                       =========       ==========

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


                                                                At June 30,
                          ---------------------------------------------------------------------------------------
                                             2004                                         2003
                          ------------------------------------------   ------------------------------------------
                                                        Percent of                                   Percent of
                           Amount of                   Loans in Each    Amount of                   Loans in Each
                           Loan Loss    Loan Amounts    Category to     Loan Loss    Loan Amounts    Category to
                           Allowance     by Category    Total Loans     Allowance     by Category    Total Loans
                          -----------    -----------    -----------    -----------    -----------    -----------
                                                           (Dollars in thousands)

Mortgage loans.......     $       319    $   107,823          95.33%   $       530    $    96,253          94.02%
Consumer and other loans           10          5,285           4.67%            10          6,120           5.98
                          -----------    -----------    -----------    -----------    -----------    -----------

   Total.............     $       329    $   113,108         100.00%   $       540    $   102,373         100.00%
                          ===========    ===========    ===========    ===========    ===========    ===========

Investment Activities

     Alamogordo Federal is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Dallas, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, Alamogordo Federal may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like Alamogordo Federal are also required to maintain an investment in FHLB stock. Alamogordo Federal is required under federal regulations to maintain a minimum amount of liquid assets. At June 30, 2004 Alamogordo Federal's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 27.9%.

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

     The  following   table  sets  forth  the   composition  of  our  investment
securities, net of premiums and discounts, at the dates indicated. As of June 30, 2004, the average remaining life of our securities was 1.7 years.


                                                                 June 30,
                                                 -----------------------------------------
                                                         2004                  2003
                                                 -------------------   -------------------
                                                 Carrying     % of     Carrying     % of
                                                   Value      Total      Value      Total
                                                 --------   --------   --------   --------
                                                           (Dollars in Thousands)
Securities held to maturity:
   Securities issued by states and political
     subdivisions                                $                          225       0.53
   Certificates of deposit..................        2,000       5.49      4,883      11.49
Securities available for sale:
U.S. treasury securities....................           --         --      5,268      12.39
Federal Farm Credit Bureau Note.............        3,392       9.32         --
U.S. government agency securities...........        5,092      13.98      5,427      12.76
Mutual funds................................       23,591      64.78     15,367      36.14
                                                 --------   --------   --------   --------
  Total investment securities...............       34,075      93.57     31,170      73.31
                                                 --------   --------   --------   --------
FHLB stock..................................          832       2.29      1,610       3.79
                                                 --------   --------   --------   --------
   Total securities and FHLB stock..........       34,907      95.86     32,780      77.10
                                                 --------   --------   --------   --------
Other interest-earning assets:
  Interest-bearing deposits with banks......        1,509       4.14      9,737      22.90
                                                 --------   --------   --------   --------
Total investment securities,
    FHLB stock and other....................     $ 36,416     100.00%  $ 42,517     100.00%
                                                 ========   ========   ========   ========


         The following table presents the composition of our mortgage-backed securities portfolios.


                                                                 June 30,
                                                 -----------------------------------------
                                                         2004                  2003
                                                 -------------------   -------------------
                                                 Carrying     % of     Carrying     % of
                                                   Value      Total      Value      Total
                                                 --------   --------   --------   --------
                                                          (Dollars in Thousands)

Mortgage-backed securities available for sale:
  Ginnie Mae................................     $    523      52.35   $    924      52.06
  Fannie Mae................................          276      27.63        515      29.01
  Freddie Mac...............................          200      20.02        336      18.93
                                                 --------   --------   --------   --------
   Total mortgage-backed securities.........     $    999     100.00%  $  1,775     100.00%
                                                 ========   ========   ========   ========

     Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, carrying values, market value and weighted average yields for our investment securities at June 30, 2004.


                                           Less Than   1 to 5     5 to 10    Over 10     Total Investment
                                            1 Year      Years      Years      Years         Securities
                                           --------   --------   --------   --------   -------------------
                                           Carrying   Carrying   Carrying   Carrying   Carrying    Market
                                             Value      Value      Value      Value      Value      Value
                                           --------   --------   --------   --------   --------   --------
                                                                   (Dollars in thousands)


U.S. government agency securities.....     $     --   $  5,092   $     --   $     --   $  5,092   $  5,092
Certificates of deposit...............           --      2,000         --         --      2,000      2,003
Mortgage-backed securities............           --         --         --        999        999        999
Federal Farm Credit Bureau Note.......           --         --      3,392         --      3,392      3,392
Mutual funds..........................       23,591         --         --         --     23,591     23,591
Equity securities.....................           --         --         --         --         --         12
                                           --------   --------   --------   --------   --------   --------

Total securities......................     $ 23,591   $  7,092   $  3,392   $    999   $ 35,074   $ 35,089
                                           ========   ========   ========   ========   ========   ========

Weighted average yield................         2.21%      3.27%      4.39%      3.76%      2.68%


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

     Deposit Activity. The following table sets forth our savings flows during the periods indicated.


                                                                 Years Ended June 30,
                                                                 --------------------
                                                                   2004        2003
                                                                 --------    --------
                                                                (Dollars in Thousands)

        Opening balance......................................    $118,823    $130,989
        Deposits.............................................     250,481     238,570
        Withdrawals..........................................    (256,555)   (255,399)
        Interest credited....................................       3,489       4,663
                                                                 --------    --------
        Ending balance.......................................    $116,238    $118,823
                                                                 ========    ========

        Net decrease.........................................    $ (2,585)   $(12,166)
                                                                 ========    ========

        Percent decrease.....................................       -2.18%      -9.29%
                                                                 ========    ========

     Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.


                                                        June 30,
                                    ------------------------------------------------
                                             2004                      2003
                                    ----------------------    ----------------------
                                     Amount       Percent      Amount       Percent
                                    ---------    ---------    ---------    ---------
                                                 (Dollars in Thousands)

Transaction and savings deposits:
  Demand and NOW (0% to 2.60%)...   $  11,792        10.14%   $  10,824         9.11%
  Money market (0% to 3.75%).....       6,810         5.86%       6,074         5.11%
  Savings deposits (0% to 3.00%).       7,656         6.59%       6,096         5.13%
                                    ---------    ---------    ---------    ---------
   Total transaction and
        savings deposits.........      26,258        22.59%      22,994        19.35%
                                    ---------    ---------    ---------    ---------

Term certificates:
  0.00 - 4.00%...................      59,072        50.82%      46,310        38.97%
  4.01 - 5.00%...................      11,693        10.06%      12,890        10.85%
  5.01 - 6.00%...................      10,468         9.00%      17,330        14.59%
  6.01 - 7.00%...................       6,692         5.76%      18,856        15.87%
  7.01 and above.................       2,055         1.77%         443         0.37%
                                    ---------    ---------    ---------    ---------
   Total term certificates.......      89,980        77.41%       95,82        80.65%
                                    ---------    ---------    ---------    ---------
Total deposits...................   $ 116,238       100.00%   $ 118,823       100.00%
                                    =========    =========    =========    =========

     Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of June 30, 2004.


                                                                             Maturity
                                                 ------------------------------------------------------------
                                                                 Over          Over
                                                 3 Months      3 to 12      12 to 36      Over
                                                  or Less      Months        Months     36 Months      Total
                                                 ---------    ---------    ---------    ---------    --------

Certificates of deposit less than $100,000.....  $  11,065    $  22,923    $  21,794    $   5,505    $ 61,287
Certificates of deposit of $100,000 or more....      4,784       10,845        8,495        1,259      25,383
Deposits from governmental and other public
   entities                                            500        2,810           --          --        3,310
                                                 ---------    ---------    ---------    ---------    --------
Total certificates of deposit..................  $  16,349    $  36,578    $  30,289    $   6,764    $ 89,980
                                                 =========    =========    =========    =========    ========


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

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.


                                                           Years Ended June 30,
                                                       ---------------------------
                                                          2004            2003
                                                       -----------     -----------
                                                              (In Thousands)
Maximum balance:
   FHLB advances.................................      $  14,808       $  10,000
   Other borrowings..............................             --              --

Average balance:
   FHLB advances.................................      $   7,140       $   7,306
   Other borrowings..............................             --              --


     The following table sets forth certain information as to our borrowings at the dates indicated.



                                                                                June 30,
                                                                       --------------------------
                                                                          2004           2003
                                                                       -----------    -----------
                                                                             (In Thousands)

FHLB advances.....................................................     $  12,295         $  8,907
Other borrowings..................................................            --               --
                                                                       ---------         --------
Total borrowings..................................................     $  12,295         $  8,907
                                                                       =========         ========

Weighted average interest rate of FHLB advances...................          2.71%            2.93%

Weighted average interest rate of other borrowings................           n/a              n/a


Subsidiary Activities

     Alamogordo Financial has no direct subsidiaries other than Alamogordo Federal. As a federally chartered savings association, Alamogordo Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. Alamogordo Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At June 30, 2004, Alamogordo Federal had one subsidiary, Space Age City Service Corporation. Alamogordo Federal's investment in its subsidiary was $166,000 as of June 30, 2004. As of June 30, 2004, Alamogordo Federal had an outstanding note receivable from Space Age City Service Corporation of $112,000. The subsidiary has been involved in a real estate development project for the purpose of development of real estate lots. As of June 30, 2004, Space Age City Service Corporation owns real estate it values at approximately $228,000. Gross rental income from its investment amounted to $6,000 for the fiscal year ended June 30, 2004.

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

Personnel

     As of June 30, 2004, we had 46 full-time employees and no part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

     The qualified thrift lender test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. At June 30, 2004, Alamogordo Federal was in compliance with the qualified thrift lender test.

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

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would face a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets, or the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines of the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is exempt from the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the calculated interest rate risk component, as calculated by the OTS, overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the amount as calculated by the OTS. The OTS has postponed the date that the component will first be deducted from an institution's total capital. As of June 30, 2004, Alamogordo Federal was in compliance with all regulatory capital requirements.

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

Loans to One Borrower

     Savings institutions are generally required to follow the national bank limit on loans to one borrower. Generally, this limit is 15% of its unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. As of June 30, 2004, Alamogordo Federal was in compliance with all loans to one borrower limitations. See "Business of Alamogordo Financial Corporation - Lending Activities" for further information.

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

The USA PATRIOT Act

     The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act amended the Bank Secrecy Act to encourage information sharing among bank regulatory agencies and law enforcement bodies. Moreover, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings associations, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

     o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the Office of Thrift Supervision and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

     o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

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

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 (the "Act") provides for corporate governance, disclosure and accounting reforms intended to address corporate and accounting fraud. The Act established an accounting oversight board that enforces auditing, quality control and independence standards, and is funded by fees from all publicly traded companies. The Act also places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for audit partner rotation after a period of time. The Act also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report to the chief executive officer or chief legal officer of the company, evidence of a material violation of the securities laws or a breach of fiduciary duty by a company and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restating a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.
Executives  are also  prohibited  from insider  trading during  retirement  plan
"blackout"  periods,  and  loans to  company  executives  (other  than  loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in beneficial ownership in a company's securities within two business days of the change.

     The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the public company. In addition, companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as defined by Securities and Exchange Commission regulations) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to stockholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

Item 2.   Properties
-------   ----------

Properties

     We conduct our business through our administrative office and one branch office. We own our administrative office building, and lease our branch office facility. Our administrative offices are located at 500 10th Street, Alamogordo, New Mexico. Our branch office is located at 233 New York Street, Alamogordo, New Mexico. Our premises and equipment had a net book value of $7.5 million as of June 30, 2004. We believe that our current facilities are adequate to meet our present needs.

Item 3.   Legal Proceedings
-------   -----------------

     We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          Not applicable.

                                     PART II

Item 5.   Market for Common Equity, Related Shareholder Matters and Small
-------   ---------------------------------------------------------------
          Business Issuer Purchases of Equity Securities
          ----------------------------------------------

          (a) Information included in the 2004 Annual Report to Shareholders is herein incorporated by reference.

          (b)  Not applicable.

          (c)  Issuer Purchases of Equity Securities.


                                                                      Total number of shares   Maximum number of
                                                                        purchased under a      shares that may be
                            Total number of      Average Price paid    publicly announced       purchased under
                           shares purchased          per share           repurchase plan        repurchase plan
                         -------------------    -------------------    -------------------    -------------------

April 1 to April 30              53                    $26.10                  --                    N/A
May 1 to May 31                  --                      --                    --                    N/A
June 1 to June 30                --                      --                    --                    N/A



Item 6.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

     Information included in the 2004 Annual Report to Shareholders is herein incorporated by reference.

Item 7.   Financial Statements
-------   --------------------

               The following documents appear in sections of the Registrant's 2004 Annual Report to Shareholders under the same caption, and are incorporated herein by reference. No other sections of the 2004 Annual Report to Shareholders are incorporated herein by this reference.

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

Item 8B. Other Information
-------- -----------------
         Not applicable.

                                    PART III

Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons;
         ------------------------------------------------------------------
         Compliance  with Section 16(a) of the Exchange Act
         --------------------------------------------------

     Information included in the Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation
-------- ----------------------

     Information included in the Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
-------- ------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

     Information included in the Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions
-------- ----------------------------------------------

     The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

     Set forth below is certain information as of June 30, 2004 regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.


====================================================================================================================
                               Number of securities to be
                                issued upon exercise of                                    Number of securities
  Equity compensation plans     outstanding options and         Weighted average         remaining available for
  approved by stockholders               rights                  exercise price            issuance under plan
--------------------------------------------------------------------------------------------------------------------
    Stock Option Plan.......             19,106                       18.50                       28,049
--------------------------------------------------------------------------------------------------------------------
    Recognition and                       5,890
      Retention Plan........              (1)                    Not Applicable                   14,024
--------------------------------------------------------------------------------------------------------------------
    Total...................             24,996                      $18.50                       42,073
====================================================================================================================

(1) Represents shares that have been granted but have not yet vested.

         Information included in the Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.   Exhibits
--------   --------

                The following exhibits are filed as part of this report.
        3.1     Federal Stock Charter of Alamogordo Financial Corp.*
        3.2     Bylaws of Alamogordo Financial Corp.*
        4.0     Stock Certificate of Alamogordo Financial Corp.*
       10.1     Alamogordo Financial Corp. Employee Stock Ownership Plan and
                Trust**
       10.2     Alamogordo Financial Corp. 2001 Stock Option Plan**
       10.3     Alamogordo Financial Corp. 2001 Recognition and Retention Plan**
       13       Alamogordo Financial Corp. 2003 Annual Report to Shareholders
       23       Consent of Auditors
       31.1     Certification of Chief Executive Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002
       31.2     Certification of Chief Financial Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002

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

Item 14.   Principal Accountant Fees and Services
--------   --------------------------------------

     Information included in the Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      ALAMOGORDO FINANCIAL CORP.


Date:      October 12, 2004         By:     /s/ R. Miles Ledgerwood
          ---------------------             ------------------------------------
                                            R. Miles Ledgerwood
                                            President


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ R. Miles Ledgerwood              By:  /s/ Norma J. Clute
     --------------------------------          ---------------------------------
     R. Miles Ledgerwood, President            Norma J. Clute, Chief Financial
     and Director                              Officer and Treasurer
     (Principal Executive Officer)             (Principal Financial and
                                               Accounting Officer)


Date:  October 12, 2004                   Date:  October 12, 2004
       ------------------------------            -------------------------------



By:  /s/ Robert W. Hamilton               By:  /s/ S. Thomas Overstreet
     --------------------------------          ---------------------------------
     Robert W. Hamilton, Chairman of           S. Thomas Overstreet, Director
     the Board                                 and Vice Chairman


Date:  October 12, 2004                   Date:  October 12, 2004
       ------------------------------            -------------------------------



By:  /s/ Jimmie D. Randall                By:  Earl W. Wallin
     ---------------------------------         ---------------------------------
     Jimmie D. Randall, Director               Earl E. Wallin, Director


Date:  October 12, 2004                   Date:  October 12, 2004
       ------------------------------            -------------------------------