Form 10-Q
period 2014-03-31
ALAMOGORDO FINANCIAL CORP
filed 2014-06-27
CIK 1100542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 333-192233

Alamogordo Financial Corp.

(Exact name of registrant as specified in its charter)

United States	74-281948
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

500 East 10th Street, Alamogordo, New Mexico	88310
(Address of Principal Executive Offices)	Zip Code

(575) 437-9334

(Registrant’s telephone number)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. (1)  YES ☒ NO ☐ (2) YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Shares of the Registrant’s common stock, par value $0.10 per share, issued and outstanding as of June 20, 2014 were 1,318,474.

Alamogordo Financial Corp.
FORM 10-Q

(1)

Item 1. Financial Statements

Alamogordo Financial Corp.

Consolidated Balance Sheets

	March 31, 2014	June 30, 2013
	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$5,425,654	$3,920,096
Interest-bearing deposits with banks	309,861	296,200
Total cash and cash equivalents	5,735,515	4,216,296

Loans held for investment	97,093,978	91,214,232
Allowance for loan losses	(1,762,682)	(1,824,388)
Loans held for investment, net	95,331,296	89,389,844
Loans held for sale	6,609,741	6,295,062
Available-for-sale securities	39,939,060	55,339,595
Other real estate	904,359	1,391,713
Premises and equipment, net	10,101,016	10,458,581
Stock in financial institutions	854,235	955,987
Accrued interest receivable	466,143	463,630
Income taxes receivable	534,442	534,442
Bank owned life insurance	5,116,379	5,003,521
Prepaid and other assets	289,495	261,050

TOTAL ASSETS	$165,881,681	$174,309,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$11,780,784	$12,376,976
Savings and NOW deposits	53,086,874	49,443,794
Time deposits	68,052,387	73,696,551
Total deposits	132,920,045	135,517,321

Federal Home Loan Bank advances	8,898,739	13,327,199
Escrows	349,014	280,693
Accrued interest and other liabilities	1,576,828	1,587,188
Total liabilities	143,744,626	150,712,401

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $.10 par value; 20,000,000 shares authorized, 1,324,106 and 1,324,106 shares issued, and 1,318,474 and 1,304,526 outstanding	132,411	132,411
Unearned employee stock ownership plan (ESOP) shares	(227,771)	-
Treasury stock, at cost; 5,632 and 19,580 shares	(139,332)	(484,406)
Additional paid-in capital	3,973,586	4,090,889
Accumulated other comprehensive loss	(923,559)	(511,443)
Retained earnings	19,321,720	20,369,869
Total stockholders’ equity	22,137,055	23,597,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,881,681	$174,309,721

See accompanying notes.

(2)

Alamogordo Financial Corp.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Interest income
Interest and fees on loans	$1,525,673	$1,667,518	$4,510,714	$5,243,721
Interest on securities	37,130	33,688	125,331	45,992
Interest on mortgage-backed securities	157,562	135,138	544,392	425,478
Interest on other interest-earning assets	6,759	9,042	13,616	16,281
Total interest income	1,727,124	1,845,386	5,194,053	5,731,472

Interest expense
Interest on deposits	230,778	289,385	738,503	975,762
Interest on Federal Home Loan Bank borrowings	89,357	145,803	318,071	441,836
Total interest expense	320,135	435,188	1,056,574	1,417,598

Net interest income	1,406,989	1,410,198	4,137,480	4,313,874
Provision for loan losses	-	(100,000)	-	75,000

Net interest income after provision for loan losses	1,406,989	1,510,198	4,137,480	4,238,874

Noninterest income
Gain on sale of mortgage loans	568,295	647,315	1,693,516	2,430,121
Service charges and fees	55,244	46,457	155,134	151,939
Impairments, losses on sale and operations of other real estate	(13,213)	31,581	(49,700)	(204,394)
Gain (loss) on sale of securities	28,730	(25,502)	(3,000)	(31,795)
Bank owned life insurance income	35,024	38,813	112,858	125,557
Other	39,156	44,873	118,823	126,523
Total noninterest income	713,236	783,537	2,027,631	2,597,951

Noninterest expense
Salaries and benefits	1,309,804	1,338,213	3,899,339	3,955,464
Occupancy	275,744	272,669	835,918	841,640
Data processing fees	187,798	147,336	531,343	431,394
FDIC and other insurance expense	90,720	62,010	178,080	180,536
Professional fees	144,286	111,453	321,246	363,253
Merger-related expenses	237,338	23,372	581,555	23,372
Advertising	41,441	32,820	168,316	140,310
Other	270,056	247,176	697,463	713,397
Total noninterest expense	2,557,187	2,235,049	7,213,260	6,649,366

Income (loss) before income taxes	(436,962)	58,686	(1,048,149)	187,459
Provision for income taxes	-	13,305	-	77,010

NET INCOME (LOSS)	(436,962)	45,381	(1,048,149)	110,449

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-securities	141,239	(136,817)	(412,116)	37,428

COMPREHENSIVE INCOME (LOSS)	$(295,723)	$(91,436)	$(1,460,265)	$147,877

Earnings (loss) per common share:
Basic	$(0.34)	$0.03	$(0.81)	$0.08
Diluted	$(0.34)	$0.03	$(0.81)	$0.08

See accompanying notes.

(3)

Alamogordo Financial Corp

Consolidated Statements of Stockholders' Equity

For the Nine Months Ended March 31, 2014 and 2013 (Unaudited)

						Accumulated
						Other
		Unearned		Additional		Comprehensive		Total
	Common	ESOP	Treasury	Paid-In	Unearned	Income	Retained	Stockholders'
	Stock	Shares	Stock	Capital	Stock awards	(Loss)	Earnings	Equity

June 30, 2012	$132,411	$-	$(163,625)	$4,090,889	$(10,280)	$124,461	$20,502,391	$24,676,247
Net income	-	-	-	-	-	-	110,449	110,449
Stock-based compensation	-	-	-	-	10,280		-	10,280
Unrealized gain on available-for-sale securities	-	-		-	-	37,428	-	37,428

March 31, 2013	$132,411	$-	$(163,625)	$4,090,889	$-	$161,889	$20,612,840	$24,834,404

						Other
		Unearned		Additional		Comprehensive		Total
	Common	ESOP	Treasury	Paid-In	Unearned	Income	Retained	Stockholders'
	Stock	Shares	Stock	Capital	Stock awards	(Loss)	Earnings	Equity

June 30, 2013	$132,411	$-	$(484,406)	$4,090,889	$-	$(511,443)	$20,369,869	$23,597,320
Net loss	-	-	-	-	-	-	(1,048,149)	(1,048,149)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(412,116)	-	(412,116)
Sale of treasury shares to ESOP	-	(227,771)	345,074	(117,303)	-	-	-	-

March 31, 2014	$132,411	$(227,771)	$(139,332)	$3,973,586	$-	$(923,559)	$19,321,720	$22,137,055

See accompanying notes.

(4)

Alamogordo Financial Corp

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2014 and 2013 (Unaudited)

	Nine Months Ended
	March 31,
	2014	2013

Cash flows from operating activities
Net (loss) income	$(1,048,149)	$110,449
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	382,578	399,761
Gain on sale of other real estate	(5,296)	(57,353)
Amortization of premiums and discounts on securities, net	605,079	691,017
Loss on sale of securities available-for-sale	3,000	31,795
Gain on sale of mortgage loans	(1,693,516)	(2,430,121)
Stock-based compensation	-	10,280
Proceeds from sale of loans held for sale	66,431,786	84,929,409
Funding of loans held for sale	(65,052,949)	(80,677,879)
Provision for loan losses	-	75,000
Earnings on bank-owned life insurance	(112,858)	(125,557)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,513)	(30)
Income taxes receivable	-	67,736
Prepaid and other assets	(28,445)	214,026
Accrued interest and other liabilities	(10,360)	228,157
Net cash (used for) provided by operating activities	(531,643)	3,466,690

Cash flows from investing activities
Proceeds from principal payments on securities available-for-sale	6,212,920	8,867,888
Proceeds from sales of securities available-for-sale	15,092,150	3,653,583
Purchases of securities available-for-sale	(6,924,730)	(23,205,708)
Net (increase) decrease in loans	(6,006,081)	15,813,104
Purchases of premises and equipment	(25,013)	(227,328)
Redemption (purchases) of stock in financial institutions	101,752	(24,987)
Net proceeds from sales of other real estate	557,279	2,172,521
Net cash provided by investing activities	9,008,277	7,049,073

Cash flows from financing activities
Net decrease in deposits	(2,597,276)	(4,203,272)
Net increase in escrows	68,321	29,883
Net decrease in Federal Home Loan Bank advances	(4,428,460)	(458,419)
Net cash used for financing activities	(6,957,415)	(4,631,808)

Net increase in cash and cash equivalents	1,519,219	5,883,955

Cash and cash equivalents, beginning of period	4,216,296	4,549,244

Cash and cash equivalents, end of period	$5,735,515	$10,433,199

Supplemental disclosures:
Interest on deposits and advances paid	$1,066,490	$1,419,364
Income taxes paid	$-	$-
Noncash investing and financing activities:
Transfers of loans to other real estate	$-	$-
Sale and financing of other real estate	$64,629	$1,689,570

See accompanying notes.

(5)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Alamogordo Financial Corp. is a savings and loan holding company that owns 100% of BANK’34 (the “Bank”). On March 31, 2008, the Bank changed its name from Alamogordo Federal Savings and Loan Association to BANK’34. Alamogordo Financial Corp. (the “Parent”) was incorporated on April 30, 1997 and is a majority-owned subsidiary of AF Mutual Holding Company.

The consolidated financial statements of the Company at March 31, 2014 (unaudited) and for the three and nine months ended March 31, 2014 and 2013 (unaudited) have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry. However, in management’s opinion, the interim data at March 31, 2014 and for the three and nine months ended March 31, 2014 and 2013 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position and the results of operations in the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The Bank provides a variety of banking services to individuals and businesses through its locations in Alamogordo and Las Cruces, New Mexico and Scottsdale, Arizona. A large portion of the Bank’s loans are secured by real estate in Otero and Dona Ana Counties, New Mexico. The economy for these counties is heavily dependent on two U.S. Government military installations located in the counties. Accordingly, the ultimate collectability of the Bank’s loan portfolio is susceptible to changes in market conditions in southern New Mexico.

The primary deposit products are demand deposits, certificates of deposit, NOW, savings and money market accounts. The primary lending products are real estate mortgages and commercial loans. The Bank is subject to competition from other financial institutions, regulation by certain federal agencies and undergoes periodic examinations by regulatory authorities.

Rising and falling interest rate environments can have various impacts on the Bank’s net interest income, depending on the short-term interest rate gap that the Bank maintains. Relative changes in interest rates occur when the Bank’s assets and liabilities reprice causing unscheduled repayments of loans, early withdrawals of deposits and other factors.

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP).

Basis of Consolidation – The consolidated financial statements include the accounts of Alamogordo Financial Corp. and the Bank (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated.

Reclassifications – Certain reclassifications have been made to prior period financial information to conform to the current period presentation.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(6)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

Significant estimates include, but are not limited to, allowance for loan losses, useful lives used in depreciation and amortization, deferred income taxes and related valuation allowance, and valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Cash and Cash Equivalents – Cash and cash equivalents include cash, due from banks, and federal funds sold. Generally, the Company considers all highly-liquid instruments with original maturities of three months or less to be cash equivalents. In monitoring credit risk associated with deposits in other banks, the Bank periodically evaluates the stability of the correspondent financial institutions.

Investment Securities – The Company reviews its financial position, liquidity, and future plans in evaluating the criteria for classifying investment securities. Available-for-sale securities consist of bonds, notes, debentures, mortgage-backed securities, municipal obligations and certain equity securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the expected life of the security.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs. Loans are considered past due or delinquent based on the contractual terms in the loan agreement and how recently repayments have been received. Interest income is recognized based upon principal amounts outstanding. The accrual of interest is discontinued at the time the loan is 90 days past due or when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal, unless the credit is well secured and in process of collection. Interest previously accrued but uncollected on such loans is reversed and charged against current income. Subsequent interest collected on such loans is credited to loan principal if, in the opinion of management, collectability of principal is doubtful; otherwise, the interest collected is recognized as income and resumption of interest accruals may occur. Loans are charged-off as uncollectible when, in the opinion of management, collectability of principal is improbable. Personal loans are typically charged off no later than 180 days past due.

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the current level of net loan losses, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

(7)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

Loans Held for Sale – Loans held for sale are those loans the Company intends to sell. They are carried at the lower of aggregate cost or fair value. Gains and losses on the sale of loans are recognized upon sale and are determined by the difference between the net sales proceeds and carrying value of the loans. These loans are generally sold within 30 to 60 days of origination. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other Real Estate (ORE) – ORE consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at fair market value based on appraisal value less estimated disposition costs. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses; any subsequent valuation adjustments are charged to expense, and the basis of the properties is reduced accordingly. These properties are not held for the production of income and, therefore, are not depreciated. Significant improvements to increase the resale value are capitalized and added to the value of the property.

Bank Owned Life Insurance (BOLI) – The Bank holds BOLI representing life insurance on the lives of certain executives of the Bank purchased in order to help offset the costs of the Bank’s benefits expenses. BOLI is carried on our balance sheet at the net cash surrender value of the policies and increases in the net cash surrender value are recorded in noninterest income as bank owned life insurance income.

Premises and Equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method in amounts sufficient to relate the cost of depreciable assets to operations over the estimated useful lives of the assets which range from three to seven years for equipment and fifteen to forty years for leasehold improvements and buildings. Maintenance and repairs that do not extend the useful lives of premises and equipment are charged to expense as incurred.

Income Taxes – Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis  of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Accrued interest and penalties associated with uncertain tax positions are recognized as part of the income tax provision. The Company has no uncertain tax provisions.

Fair Value Measurements – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A three-level fair value hierarchy prioritizes the inputs used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government agency debt that is highly-liquid and is actively traded in over-the-counter markets.

(8)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

•	Level 2 – Inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Financial Instruments with Off-Balance-Sheet Risk – In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The credit risk associated with these instruments is evaluated using the same methodology as for loans held for investment.

Advertising Cost – The Company conducts direct and indirect response advertising. These costs are expensed as incurred.

Comprehensive Income and Loss – Comprehensive income or loss consists of net income and unrealized gains and unrealized losses on securities available-for-sale, net of taxes.

Stock-Based Compensation – The Company has a Stock Option Plan and a Recognition and Retention Plan which each award shares of the Company’s stock to directors and key employees.

The Company separates each award into vesting tranches and recognizes expense on the fair value of the option for each tranche over the vesting period. The fair value of options granted are estimated using the Black-Scholes option pricing model with the following assumptions: expected dividend yield, expected stock price volatility, risk free rate of return, and the expected life of the options.

During the nine months ended March 31, 2014 and 2013, there were no options granted.

Employee Stock Ownership Plan (ESOP) – The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair value of the shares committed to be released during the period in accordance with the provisions of FASB ASC 718-40-30, “Compensation-Stock Compensation-Employee Stock Ownership Plans.” To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid-in capital. The Bank makes contributions equal to the ESOP's debt service, less dividends on unallocated and allocated (if any) shares used to repay the loan. Dividends on allocated ESOP shares are charged to retained earnings.

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. ESOP shares , which have been committed to be released, are considered outstanding. Diluted earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted-average number of common shares outstanding is increased by the assumed conversion of outstanding common stock equivalents from the beginning of the year or date of issuance, if later, and the number of common shares that would be issued assuming the exercise of stock options or the issuance of restricted shares using the treasury stock method. The adjustments to weighted-average common shares outstanding for diluted earnings per share computation purposes are only made when such adjustments will dilute earnings per common share.

(9)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net income (loss)	$(436,962)	$45,381	$(1,048,149)	$110,449
Weighted-average shares outstanding	1,295,066	1,309,286	1,295,066	1,309,337
Earnings (loss) per common share:
Basic earnings (loss) per share	$(0.34)	$0.03	$(0.81)	$0.08
Diluted earnings (loss) per share	$(0.34)	$0.03	$(0.81)	$0.08

Business Combinations – The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). The Company recognizes the full estimated fair value of the assets received  and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired  allowance for loan losses on our balance sheet as credit related factors are incorporated directly into the estimated fair value of the loans recorded at the effective date of the business combination. The excess of the cost of the merger over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a bargain purchase gain is recorded equal to the amount by which the estimated fair value of assets received exceeds the estimated fair value of liabilities assumed and consideration paid. Results of operations of the acquired  business are included in our statement of comprehensive income (loss) from the effective date of the business combination.

Recent Accounting Pronouncements –

In February 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about these amounts. The new guidance was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. Since the Company does not have any unrecognized tax benefits, the adoption of the ASU did not have a material impact on the Company’s Consolidated Financial Statements.

(10)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

NOTE 2 – DEBT SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent at March 31, 2014 and June 30, 2013. The carrying amount of securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

March 31, 2014
Available-for-sale securities
Mortgage-backed securities	$31,452,295	$89,506	$(654,991)	$30,886,810
U.S. Government agencies	9,110,324	4,027	(361,771)	8,752,580
Municipal obligations	300,000	-	(330)	299,670

Totals	$40,862,619	$93,533	$(1,017,092)	$39,939,060

June 30, 2013
Available-for-sale securities
Mortgage-backed securities	$45,497,230	$224,727	$(415,444)	$45,306,513
U.S. Government agencies	10,384,942	-	(351,860)	10,033,082

Totals	$55,882,172	$224,727	$(767,304)	$55,339,595

(11)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

Proceeds from the sale of available-for-sale securities and resulting net gains (losses) were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Proceeds from sale	$2,054,999	$2,659,803	$15,092,150	$3,653,583
Gains (losses), net	$28,730	$(25,502)	$(3,000)	$(31,795)

Amortized cost and fair value of securities by contractual maturity as of March 31, 2014 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their actual contractual maturities because of principal prepayments. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of securities available-for-sale at March 31, 2014 were as follows:

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Due in one year or less	$132,890	$134,742
Due from one to five years	14,859,589	14,648,022
Due from five to ten years	23,971,296	23,358,342
Due after ten years	1,898,844	1,797,954

Totals	$40,862,619	$39,939,060

At March 31, 2014 and June 30, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position. At March 31, 2014, all of the securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014 or June 30, 2013.

(12)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities
Mortgage-backed securities	$19,762,857	$(499,584)	$5,767,531	$(155,407)	$25,530,388	$(654,991)
Government securities	$3,691,591	$(179,355)	$4,112,861	$(182,416)	$7,804,452	$(361,771)
Municipal obligations	299,670	(330)	-	-	$299,670	(330)

Total temporarily impaired securities	$23,754,118	$(679,269)	$9,880,392	$(337,823)	$33,634,510	$(1,017,092)

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Mortgage-backed securities	$24,251,762	$(411,413)	$508,846	$(4,031)	$24,760,608	$(415,444)
Government securities	10,033,082	(351,860)	-	-	10,033,082	(351,860)

Total temporarily impaired securities	$34,284,844	$(763,273)	$508,846	$(4,031)	$34,793,690	$(767,304)

Assets, principally loans and securities, carried at approximately $87.1 million at March 31, 2014 were pledged to secure public deposits, FHLB advances and for other purposes required or permitted by law. The Bank had unused credit available under the FHLB blanket pledge agreement of $75.6 million at March 31, 2014.

NOTE 3 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	March 31,		June 30,
	2014	Percent	2013	Percent

Loans held for investment, net:
Commercial real estate	$57,212,077	58.79%	$48,081,339	52.64%
Residential real estate	35,823,930	36.82%	38,432,370	42.07%
Commercial and industrial	3,369,625	3.46%	3,345,819	3.66%
Consumer and other	903,378	0.93%	1,486,688	1.63%
Total gross loans	97,309,010	100.00%	91,346,216	100.00%
Unamortized loan fees	(215,032)		(131,984)
Loans held for investment	97,093,978		91,214,232
Allowance for loan losses	(1,762,682)		(1,824,388)

Loans held for investment, net	$95,331,296		$89,389,844

(13)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans:

	As of March 31, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$36,300	$-	$-	$-	$36,300
Ending balance: collectively evaluated for impairment	1,146,610	433,174	134,749	11,849	1,726,382

Totals	$1,182,910	$433,174	$134,749	$11,849	$1,762,682

Loans
Ending balance: individually evaluated for impairment	$423,386	$-	$42,137	$-	$465,523
Ending balance: collectively evaluated for impairment	56,788,691	35,823,930	3,327,488	903,378	96,843,487

Totals	$57,212,077	$35,823,930	$3,369,625	$903,378	$97,309,010

	As of June 30, 2013
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,568,721	196,485	54,506	4,676	1,824,388

Totals	$1,568,721	$196,485	$54,506	$4,676	$1,824,388

Loans
Ending balance: individually evaluated for impairment	$633,202	$-	$-	$-	$633,202
Ending balance: collectively evaluated for impairment	47,448,137	38,432,370	3,345,819	1,486,688	90,713,014

Totals	$48,081,339	$38,432,370	$3,345,819	$1,486,688	$91,346,216

(14)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

The following is a summary of activities for the allowance for loan losses for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Beginning balance	$1,733,097	$2,142,601	$1,824,388	$2,436,785
Provision for loan losses	-	(100,000)	-	75,000
Charge-offs:
Commercial real estate	-	-	(76,000)	-
Residential real estate	-	(58,687)	-	(527,871)
Consumer and other	(267)	(1,107)	(16,558)	(1,107)
Total charge-offs	(267)	(59,794)	(92,558)	(528,978)

Recoveries
Commercial real estate	29,700	28,600	29,700	28,600
Residential real estate	-	91,065	-	91,065
Consumer and other	152	452	1,152	452
Total recoveries	29,852	120,117	30,852	120,117

Ending balance	$1,762,682	$2,102,924	$1,762,682	$2,102,924

(15)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

Nonperforming Assets – The following table presents an aging analysis of the recorded investment in past due loans as of March 31, 2014 and June 30, 2013. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, as of March 31, 2014 and June 30, 2013, all loans past due 90 days are no longer accruing interest.

						Total
	30 - 59 Days	60 - 89 Days	Greater Than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
March 31, 2014
Commercial real estate	$54,497	$-		$54,497	$57,157,580	$57,212,077
Residential real estate	455,105	-	40,859	495,964	35,327,966	35,823,930
Commercial and industrial	-	-	-	-	3,369,625	3,369,625
Consumer and other	-	-	-	-	903,378	903,378

Totals	$509,602	$-	$40,859	$550,461	$96,758,549	$97,309,010

June 30, 2013
Commercial real estate	$-	$-	$137,066	$137,066	$47,944,273	$48,081,339
Residential real estate	-	44,509	64,566	109,075	38,323,295	38,432,370
Commercial and industrial	-	-	-	-	3,345,819	3,345,819
Consumer and other	-	-	-	-	1,486,688	1,486,688

Totals	$-	$44,509	$201,632	$246,141	$91,100,075	$91,346,216

The following table sets forth nonaccrual loans and other real estate (ORE) at March 31, 2014 and June 30, 2013:

	March 31,	June 30,
	2014	2013

Nonaccrual loans
Commercial real estate	$423,386	$633,202
Residential real estate	122,895	120,225
Commercial and industrial	42,137	-
Consumer and other	-	-
	588,418	753,427
ORE	904,359	1,391,713

Total nonperforming assets	$1,492,777	$2,145,140

Nonperforming assets to gross loans and ORE	1.52%	2.31%
Nonperforming assets to total assets	0.90%	1.23%

(16)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

Credit Quality Indicators – The following tables represent the credit exposure by internally assigned grades at March 31, 2014 and June 30, 2013. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

The Bank’s internally assigned grades are as follows:

Pass – Strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention – Potential weaknesses that deserve management’s close attention. Borrower and guarantor’s capacity to meet all financial obligations is marginally adequate or deteriorating.

Substandard – Inadequately protected by the paying capacity of the Borrower and/or collateral pledged. The borrower or guarantor is unwilling or unable to meet loan terms or loan covenants for the foreseeable future.

Doubtful – All the weakness inherent in one classified as substandard with the added characteristic that those weaknesses in place make the collection or liquidation in full, on the basis on current conditions, highly questionable and improbable.

Loss – Considered uncollectible or no longer a bankable asset. This classification does not mean that the asset has absolutely no recoverable value. In fact, a certain salvage value is inherent in these loans. Nevertheless, it is not practical or desirable to defer writing off a portion or all of a perceived asset even though partial recovery may be collected in the future.

	As of March 31, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$54,603,751	$35,154,651	$3,327,488	$903,378	$93,989,268
Special mention	616,764	-	-	-	616,764
Substandard	1,991,562	669,279	42,137	-	2,702,978
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$57,212,077	$35,823,930	$3,369,625	$903,378	$97,309,010

	As of June 30, 2013
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$44,608,653	$37,690,632	$3,345,819	$1,486,688	$87,131,792
Special mention	1,807,893	223,317	-	-	2,031,210
Substandard	1,664,793	518,421	-	-	2,183,214
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$48,081,339	$38,432,370	$3,345,819	$1,486,688	$91,346,216

(17)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

Impaired Loans – The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded.

	As of March 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial real estate	$82,977	$82,706	$-
Residential real estate	-	-	-
Commercial and industrial	42,137	72,444	-
Consumer and other	-	-	-

With an allowance recorded:
Commercial real estate	$340,409	$340,427	$36,300

Total:
Commercial real estate	$423,386	$423,133	$36,300
Residential real estate	-	-	-
Commercial and industrial	42,137	72,444	-
Consumer and other	-	-	-

As of June 30, 2013
Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial real estate	$633,202	$633,202	$-
Residential real estate	-	-	-
Commercial and industrial	-	-	-
Consumer and other	-	-	-

With an allowance recorded:	$-	$-	$-

Total:
Commercial real estate	$633,202	$633,202	$-
Residential real estate	-	-	-
Commercial and industrial	-	-	-
Consumer and other	-	-	-

During the three and nine months ended March 31, 2014 and 2013, no interest income was recognized on these loans subsequent to their classification as impaired.

(18)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

Certain loans within the Company’s loan and real estate owned portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at March 31, 2014 and June 30, 2013.

Troubled Debt Restructurings – Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, the Bank has granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, rates, or a combination of the two. All troubled debt restructurings placed on nonaccrual status must show no less than six months of repayment performance by the borrower in accordance with contractual terms to return to accrual status. Once a loan has been identified as a troubled debt restructuring, it will continue to be reported as such until the loan is paid in full.

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Current Balance

March 31, 2014
Commercial real estate	2	$859,028	$985,048	$916,998
Residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	42,137
Consumer and other	-	-	-	-

Totals	3	$958,068	$1,098,101	$959,135

June 30, 2013
Commercial real estate	2	$799,674	$902,342	$851,302
Residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	51,796
Consumer and other	-	-	-	-

Totals	3	$898,714	$1,015,395	$903,098

Nonaccrual troubled debt restructurings as of March 31, 2014 and June 30, 2013 amounted to $466,000 and $398,000, respectively. There were no commitments to lend additional amounts to these customers as of March 31, 2014 and June 30, 2013.

In the normal course of business, the Company may modify a loan for a credit worthy borrower where the modified loan is not considered a troubled debt restructuring. In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. The modifications to such loans are done according to existing underwriting standards which include review of historical financial statements, including current interim information, if available, an analysis of the causes of the borrower’s decline in performance and projections, to assess repayment ability going forward.

(19)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

NOTE 4 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contractual amounts represent off-balance-sheet credit risk are as follows as of March 31, 2014 and June 30, 2013:

	March 31,	June 30,
	2014	2013

Commitments to originate and sell mortgage loans	$7,046,734	$6,295,692
Commitments to extend credit	11,561,404	6,318,884
Unused lines of credit	7,260,244	10,870,351
Standby letters of credit	144,523	193,038

Totals	$26,012,905	$23,677,965

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies and may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

NOTE 5 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

(20)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of March 31, 2014 and June 30, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of March 31, 2014, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
(in thousands)

Total Capital (to Risk-Weighted Assets)	$24,113	23.62%	$8,167	≥8.00%	$10,209	≥10.00%

Tier I Capital (to Risk-Weighted Assets)	$22,828	22.36%	$4,083	≥4.00%	$6,125	≥6.00%

Tier I Capital (to Average Assets)	$22,828	13.69%	$6,672	≥4.00%	$8,340	≥5.00%

As of June 30, 2013:
(in thousands)

Total Capital (to Risk-Weighted Assets)	$25,090	25.77%	$7,788	≥8.00%	$9,735	≥10.00%

Tier I Capital (to Risk-Weighted Assets)	$23,866	24.51%	$3,894	≥4.00%	$5,841	≥6.00%

Tier I Capital (to Average Assets)	$23,866	13.63%	$7,004	≥4.00%	$8,755	≥5.00%

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at March 31, 2014 and June 30, 2013.

(21)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

Available for sale Securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly-liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities.

Other Real Estate – Other real estate is fair valued under Level 3 at the lower of cost or fair value based on property appraisals less estimated disposition costs, which include both observable and unobservable inputs, at the time of transfer and as appropriate thereafter.

Loans Held for Investment – Loans held for investment are generally not recorded at fair value on a recurring basis. Periodically, the Bank records nonrecurring adjustments to the carrying value of these loans based on fair value measurements for loans subject to impairment. The valuation of fair value for impaired loans is typically determined using a combination of observable inputs, such as interest rates, contract terms, appraisals of collateral supporting the loan and recent comparable sales of similar properties, and unobservable inputs such as creditworthiness, disposition costs and underlying cash flows associated with the loan. Since the estimates of fair value utilized for loans also involve unobservable inputs, valuations of impaired loans have been classified as Level 3.

The following table sets forth by level, within the fair value hierarchy, the Bank’s assets at fair value as of:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

March 31, 2014
Recurring basis
Mortgage-backed securities	$-	30,886,810	-	30,886,810
U.S. Government agencies	-	8,752,580	-	8,752,580
Municipal obligations	-	299,670	-	299,670
Nonrecurring basis
Loans held for sale	-	6,609,741	-	6,609,741
Other real estate	-	-	904,359	904,359
Impaired loans	-	-	465,523	465,523

Totals	$-	46,548,801	1,369,882	47,918,683

June 30, 2013
Recurring basis
Mortgage-backed securities	$-	45,306,513	-	45,306,513
U.S. Government agencies	-	10,033,082	-	10,033,082
Nonrecurring basis
Loans held for sale	-	6,295,062	-	6,295,062
Other real estate	-	-	1,391,713	1,391,713
Impaired loans	-	-	633,202	633,202

Totals	$-	61,634,657	2,024,915	63,659,572

(22)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Bank does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2014 and June 30, 2013.

	March 31, 2014
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
			(In thousands)
Financial assets:
Cash and due from banks	$5,426	$5,426	$5,426	$-	$-
Interest-bearing deposits with banks	310	310	310	-	-
Available-for-sale securities	39,939	39,939	-	39,939	-
Loans held for sale	6,610	6,610	-	6,610	-
Loans held for investment, net	95,331	97,251	-	-	97,251
Stock in financial institutions	854	854	-	854	-

Financial liabilities:
Demand deposits and savings and NOW deposits	$64,868	$64,166	$64,166	$-	$-
Time deposits	68,052	68,302	-	68,302	-

	June 30, 2013
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
			(In thousands)
Financial assets:
Cash and due from banks	$3,920	$3,920	$3,920	$-	$-
Interest-bearing deposits with banks	296	296	296	-	-
Available-for-sale securities	55,340	55,340	-	55,340	-
Loans held for sale	6,295	6,295	-	6,295	-
Loans held for investment, net	89,390	92,385	-	-	92,385
Stock in financial institutions	956	956	-	956	-

Financial liabilities:
Demand deposits and savings and NOW deposits	$61,821	$61,272	$61,272	$-	$-
Time deposits	73,697	74,042	-	74,042	-

(23)

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND JUNE 30, 2013

The following methods and assumptions were used to estimate the fair value of the additional classes of financial instruments shown:

Cash and Due from Banks, Interest-Bearing Deposits with Banks, Stock in Financial Institutions, Other Assets, Federal Home Loan Bank Advances and Accrued Interest Payable – The carrying amount approximates fair value.

Loans Held for Sale – The fair value of loans held for sale is based on quoted market prices from FHLMC. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

Deposits – Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

(24)

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2014 and for the three and nine months ended March 31, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The sections of this document which contain forward-looking statements include, but are not limited to, You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions. Because of these and other uncertainties, Alamogordo Financial Corp.’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the dates on which they were made. Alamogordo Financial Corp. is not undertaking an obligation to update these forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Alamogordo Financial Corp. qualifies all of its forward-looking statements by these cautionary statements.

Pending Merger

On June 26, 2013 the Company and Bank 1440, headquartered in Phoenix, Arizona, jointly announced the execution of an agreement and plan of merger for the two community banks, with the Bank as the surviving entity. On April 1, 2014 they jointly announced an amendment of that agreement and plan of merger. Under the amended terms, common and preferred shareholders of Bank 1440 have the right to receive 0.17064 shares of Alamogordo Financial Corp. common stock and $0.94 of cash, for each share of Bank 1440 stock.

Based upon Alamogordo Financial Corp's closing price as of April 1, 2014, the transaction is valued at approximately $8.0 million in the aggregate. The transaction is expected to close in the second half of 2014, and remains subject to customary closing conditions, including approval by Bank 1440 shareholders and applicable banking regulators.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, the valuation of and our ability to realize deferred tax assets and the measurement of fair values of financial instruments.

(25)

Allowance for Loan Losses. The allowance for loan losses is calculated with the objective of maintaining an allowance necessary to absorb credit losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for loan losses. The allowance for loan losses is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the probable losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Our evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

The allowance for loan losses consists primarily of specific allocations and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, including adjustments for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting and payment history. We also analyze delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance. The principal assumption used in calculating the allowance for loan losses is the estimate of loss for each risk rating. Actual loan losses may be significantly more than the allowance we have established, which could have a material negative effect on our financial results.

Other-Than-Temporary Impairment. In estimating other-than-temporary impairment of investment securities, securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the investment security prior to an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

Valuation of Deferred Tax Assets. In evaluating our ability to realize deferred tax assets, management considers all positive and negative information, including our past operating results and our forecast of future taxable income. In determining future taxable income, management utilizes a budget process that makes business assumptions and the implementation of feasible and prudent tax planning strategies. We also utilize a monthly forecasting tool to incorporate activity throughout the calendar year. These assumptions require us to make judgments about our future taxable income that are consistent with the plans and estimates we use to manage our business. The net deferred tax asset is offset by an equal valuation allowance. Any change in estimated future taxable income may result in a reduction of the valuation allowance against the deferred tax asset which would result in income tax benefit in the period.

(26)

Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  A three-level of fair value hierarchy prioritizes the inputs used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government agency debt that is highly liquid and actively traded in over-the-counter markets.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Average Balance Sheets

The following tables set forth average balances, average yields and costs, and certain other information at and for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

(27)

	For The Three Months Ended March 31,
	2014				2013
	Average				Average
	Outstanding			Yield/	Outstanding			Yield/
	Balance	Interest		Rate (4)	Balance	Interest		Rate (4)
	(Dollars in thousands)
Interest-earning assets:
Loans	$100,259		$1,525	6.17%	$105,325		$1,667	6.42%
Interest-earning deposits	6,559		3	0.19	10,894		5	0.19
Securities	41,329		195	1.91	47,583		169	1.44
Federal Home Loan Bank of Dallas stock	647		1	0.63	732		1	0.55
Other	205		3	5.93	215		3	5.66
Total interest-earning assets	148,999		1,727	4.70	164,749		1,845	4.54
Noninterest-earning assets	17,246				17,532
Total assets	$166,245	$			$182,281	$

Interest-bearing liabilities:
Checking, money market and savings accounts	$51,680		$58	0.46	$51,447		$67	0.53
Certificates of deposit	68,368		173	1.03	76,219		222	1.18
Total deposits	120,048		231	0.78	127,666		289	0.92
Advances from FHLB of Dallas	10,305		89	3.50	15,096		146	3.92
Total interest-bearing liabilities	130,353		320	1.00	142,762		435	1.24
Non-interest bearing deposits	11,613				13,212
Other liabilities	1,670				1,344
Total liabilities	143,636				157,318
Stockholders' equity	22,609				24,963
Total liabilities and stockholders' equity	$166,245	$			$182,281	$

Net interest income			$1,407				$1,410
Net interest rate spread (1)				3.70%				3.30%
Net interest-earning assets (2)	$18,646				$21,987
Net interest margin (3)				3.83%				3.47%
Average interest-earning assets to average interest- bearing liabilities				114.30%				115.40%

(footnotes on following page)

(28)

	For The Nine Months Ended March 31,
	2014				2013
	Average				Average
	Outstanding			Yield/	Outstanding			Yield/
	Balance	Interest		Rate (4)	Balance	Interest		Rate (4)
	(Dollars in thousands)
Interest-earning assets:
Loans	$97,183		$4,511	6.18%	$112,839		$5,244	6.19%
Interest-earning deposits	6,119		8	0.17	7,790		11	0.19
Securities	49,294		670	1.81	44,509		472	1.41
Federal Home Loan Bank of Dallas stock	680		2	0.39	731		2	0.36
Other	215		3	1.86	205		3	1.95
Total interest-earning assets	153,491		5,194	4.51	166,074		5,732	4.60
Noninterest-earning assets	17,219				17,875
Total assets	$170,710	$			$183,949	$

Interest-bearing liabilities:
Checking, money market and savings accounts	$51,419		$179	0.46	$50,055		$215	0.57
Certificates of deposit	70,132		560	1.06	79,534		761	1.27
Total deposits	121,551		739	0.81	129,589		976	1.00
Advances from FHLB of Dallas	12,129		318	3.49	15,251		442	3.86
Total interest-bearing liabilities	133,680		1,057	1.05	144,840		1,418	1.30
Non-interest bearing deposits	12,500				12,557
Other liabilities	1,782				1,373
Total liabilities	147,962				158,770
Stockholders' equity	22,748				25,179
Total liabilities and stockholders' equity	$170,710	$			$183,949	$

Net interest income			$4,137				$4,314
Net interest rate spread (1)				3.46%				3.30%
Net interest-earning assets (2)	$19,811				$21,234
Net interest margin (3)				3.59%				3.46%
Average interest-earning assets to average interest- bearing liabilities				114.82%				114.66%

(1)   Net interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(2)   Net interest earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(3)   Net interest margin represents net interest income divided by average total interest-earning assets.

(4)   Annualized.

(29)

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

Total assets decreased $8.4 million, or 4.8%, to $165.9 million at March 31, 2014 from $174.3 million at June 30, 2013. The decrease in total assets was due primarily to a decrease in investment securities, partially offset by an increase in loans held for investment and cash equivalents, each of which is discussed in more detail below.

Cash and cash equivalents increased $1.5 million, or 36.0%, to $5.7 million at March 31, 2014 from $4.2 million at June 30, 2013. The increase resulted from maintaining higher levels of liquidity for funding loan originations.

Securities decreased $15.4 million, or 27.8% to $39.9 million at March 31, 2014 from $55.3 million at June 30, 2013. Proceeds from sale and repayment of investment securities were used to fund loan originations, deposit withdrawals and repayment of Federal Home Loan advances.

Loans held for investment, net, increased $5.9 million, or 6.6%, to $95.3 million at March 31, 2014 from $89.4 million at June 30, 2013. Commercial real estate loans, which includes construction loans, increased $9.1 million, or 19.0%, to $57.2 million at March 31, 2014 from $48.1 million at June 30, 2013, reflecting our efforts to expand our commercial real estate lending. The decreases in the other loan categories resulted from a combination of many factors, with the primary factor being our acute focus on improving and maintaining asset quality. Simultaneously, we remained cautious on pricing and underwriting risk despite significant competitive factors, especially from larger banks offering exceptionally low rates and very competitive longer terms on commercial loans. This conservative approach has temporarily affected new loan growth and has also resulted in our losing some existing commercial loan clients who were targeted by our competition. Our residential loan portfolio is also experiencing natural run-off as we continue to pursue our mortgage banking program, whereby loans are originated and sold for fee income as opposed to being held in portfolio. We have taken steps to enhance our commercial lending teams and bank-wide credit risk management processes consistent with our plans to now grow our commercial loan portfolio.

Deposits decreased $2.6 million, or 1.9%, to $132.9 million at March 31, 2014 from $135.5 million at June 30, 2013. The decrease was caused primarily by a decrease in certificates of deposit of $5.6 million, or 7.7%, to $68.1 million at March 31, 2014 from $73.7 million at June 30, 2013, partially offset by an increase in savings and NOW accounts of $3.7 million, or 7.5%, to $53.1 million at March 31, 2014 from $49.4 million at June 30, 2013. The decreases correlate with our reduction in loan balances. As loan balances decreased, we allowed non-core certificates of deposit to run off at maturity to improve our deposit mix and reduce our cost of funds.

 Borrowings, consisting solely of Federal Home Loan Bank advances, decreased $4.4 million, or 33.2%, to $8.9 million at March 31, 2014 from $13.3 million at June 30, 2013. The decrease was due to contractual maturities of FHLB advances during the year, which were not replaced due to the reduction in loan balances.

Total stockholders’ equity decreased $1.5 million, or 6.2%, to $22.1 million at March 31, 2014 from $23.6 million at June 30, 2013. The decrease was due primarily to the net loss of $1.0 million for the nine month period and a $412,000 increase in accumulated other comprehensive loss related to changes in the fair values of available-for-sale securities.

(30)

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General.  We experienced a net loss of $437,000 for the three months ended March 31, 2014 compared to net income of $45,000 for the three months ended March 31, 2013. The change was due primarily to a decrease in noninterest income, an increase in noninterest expense, and a credit to the provision for loan losses recognized during the three months ended March 31, 2013. Each of these changes is discussed in more detail below.

Interest Income. Interest income decreased $118,000, or 6.4%, to $1.7 million for the three months ended March 31, 2014 from $1.8 million for the three months ended March 31, 2013. The decrease was caused primarily by a decrease in interest and fees on loans, which decreased $142,000, or 8.5%, to $1.5 million for the three months ended March 31, 2014 from $1.7 million for the three months ended March 31, 2013, partially offset by an increase in interest income on securities of $26,000 to $195,000 for the three months ended March 31, 2014 from $169,000 for the three months ended March 31, 2013. The decrease in interest and fees on loans was due, in part, to a decrease in average balances, which decreased $5.0 million, or 4.8%, to $100.3 million for the three months ended March 31, 2014 from $105.3 million for the three months ended March 31, 2013. In addition, our average loan yield decreased 25 basis points to 6.17% for the three months ended March 31, 2014 from 6.42% for the three months ended March 31, 2013, due primarily to a decrease in market rates on new originated loans and principal payment decreases on older higher yielding loans. The increase in interest income on securities resulted from a higher yield, which more than offset a lower average balance. Our average yield on securities increased by 47 basis points to 1.91% for the three months ended March 31, 2014 from 1.44% for the three months ended March 31, 2013.

Interest Expense. Interest expense decreased $115,000, or 26.4%, to $320,000 for the three months ended March 31, 2014 from $435,000 for the three months ended March 31, 2013. The decrease was caused, in part, by a decrease in interest expense on deposits, which decreased $58,000, or 20.3%, to $231,000 for the three months ended March 31, 2014 from $289,000 for the three months ended March 31, 2013. Interest paid on certificates of deposit decreased $49,000, or 22.1%, to $173,000 for the three months ended March 31, 2014 from $222,000 for the three months ended March 31, 2013. The average rate we paid on certificates of deposit decreased 15 basis points to 1.03% for the three months ended March 31, 2014 from 1.18% for the three months ended March 31, 2013 and the average balance decreased $7.8 million, or 10.3%, to $68.4 million for the three months ended March 31, 2014 from $76.2 million for the three months ended March 31, 2013.

Interest expense on borrowings decreased $57,000, or 38.7%, to $89,000 for the three months ended March 31, 2014 from $146,000 for the three months ended March 31, 2013. The average balance of borrowings decreased $4.8 million, or 31.7%, to $10.3 million for the three months ended March 31, 2014 from $15.1 million for the three months ended March 31, 2013. In addition, the average rate paid on borrowings decreased 42 basis points to 3.50% for the three months ended March 31, 2014 from 3.92% for the three months ended March 31, 2013. In 2014, we were able to decrease average borrowings as our average loan balances declined.

Net Interest Income . Net interest income was virtually unchanged and amounted to $1.4 million for both the three months ended March 31, 2014 and 2013 as the impact of a higher interest rate spread was offset by a lower balance of net interest-earning assets.

Provision for Loan Losses . Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. If allowance for loan losses is larger than necessary, we post a negative provision, a benefit to earnings. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews.

(31)

After an evaluation of these factors, we made no provision for loan losses for the three months ended March 31, 2014, compared to a credit to the provision for loan losses of $100,000 for the three months ended March 31, 2013.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income decreased $70,000, or 9.0%, to $713,000 for the three months ended March 31, 2014 from $783,000 for the three months ended March 31, 2013. Gain on sale of mortgage loans decreased $79,000, or 12.2%, to $568,000 for the three months ended March 31, 2014 from $647,000 for the three months ended March 31, 2013. We sold $20.1 million of mortgage loans during the three months ended March 31, 2014, compared to $26.8 million of sales during the three months ended March 31, 2013, but we realized a more attractive average premium (gain on sale/sold loans) for 2014. The premium increased 17.4%, to 2.8% of mortgage loans sold for 2014, compared to 2.4% for 2013. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense increased $322,000, or 14.4%, to $2.5 million for the three months ended March 31, 2014 from $2.2 million for the three months ended March 31, 2013 primarily due to $237,000 of merger-related expenses (including legal fees) related to our proposed acquisition of Bank 1440 during the three months ended March 31, 2014, compared to $23,000 in 2013. In addition, data processing fees increased $41,000 due primarily to higher core data processing fees and the addition of a secure web portal, and professional fees increased $33,000 due to outsourced internal audit and compliance work.

Income Tax Expense. Income tax expense was $0 for the three months ended March 31, 2014, compared to $13,000 for the three months ended March 31, 2013.

Comparison of Operating Results for the Nine Months Ended March 31, 2014 and 2013

General. We experienced a net loss of $1.0 million for the nine months ended March 31, 2014 compared to net income of $110,000 for the nine months ended March 31, 2013. The change was due primarily to a decrease in noninterest income, an increase in noninterest expense, and a decrease in net interest income, partially offset by the provision for loan losses recognized during the nine months ended March 31, 2013. Each of these changes is discussed in more detail below.

Interest Income. Interest income decreased $538,000, or 9.4%, to $5.2 million for the nine months ended March 31, 2014 from $5.7 million for the nine months ended March 31, 2013. The decrease was caused by a decrease in interest and fees on loans, which decreased $733,000, or 14.0%, to $4.5 million for the nine months ended March 31, 2014 from $5.2 million for the nine months ended March 31, 2013, partially offset by an increase in interest income on securities of $198,000 to $670,000 for the nine months ended March 31, 2014 from $472,000 for the nine months ended March 31, 2013. The decrease was due to a decrease in average balances, which decreased $15.7 million, or 13.9%, to $97.2 million for the nine months ended March 31, 2014 from $112.8 million for the nine months ended March 31, 2013. The average balance of loans decreased for the reasons described in “—Comparison of Financial Condition at March 31, 2014 and June 30, 2013.” Our average loan yield decreased one basis point to 6.18% for the nine months ended March 31, 2014 from 6.19% for the nine months ended March 31, 2013 due primarily to a decrease in market rates on new originated loans and principal payment decreases on older higher yielding loans.

(32)

Interest Expense. Interest expense decreased $361,000, or 25.5%, to $1.1 million for the nine months ended March 31, 2014 from $1.4 million for the nine months ended March 31, 2013. The decrease was caused primarily by a decrease in interest expense on deposits, which decreased $237,000, or 24.3%, to $739,000 for the nine months ended March 31, 2014 from $976,000 for the nine months ended March 31, 2013. Interest paid on certificates of deposit decreased $201,000, or 26.4%, to $560,000 for the nine months ended March 31, 2014 from $761,000 for the nine months ended March 31, 2013. The average rate we paid on certificates of deposit decreased 21 basis points to 1.06% for the nine months ended March 31, 2014 from 1.27% for the nine months ended March 31, 2013 and the average balance decreased $9.4 million, or 11.8%, to $70.1 million for the nine months ended March 31, 2014 from $79.5 million for the nine months ended March 31, 2013.

Interest expense on borrowings decreased $124,000, or 28.0%, to $318,000 for the nine months ended March 31, 2014 from $442,000 for the nine months ended March 31, 2013. The average balance of borrowings decreased $3.1 million, or 20.5%, to $12.1 million for the nine months ended March 31, 2014 from $15.2 million for the nine months ended March 31, 2013. In addition, the average rate paid on borrowings decreased 37 basis points to 3.49% for the nine months ended March 31, 2014 from 3.86% for the nine months ended March 31, 2013. In 2014, we were able to decrease average borrowings as our loan balances declined.

Net Interest Income. Net interest income decreased $177,000, or 4.1%, to $4.1 million for the nine months ended March 31, 2014 from $4.3 million for the nine months ended March 31, 2013 due primarily to the decreases in average interest-earning assets and interest-bearing liabilities as discussed above.

Provision for Loan Losses. We made no provision for loan losses for the nine months ended March 31, 2014 compared to a provision of $75,000 for the nine months ended March 31, 2013. The decrease in the provision for loan losses is attributable to reductions in nonaccrual loans, impaired loans and total aggregate classified loans denoted as special mention and substandard.

We had an allowance for loan losses of $1.8 million, or 1.8% of total loans or 299.8% of non-performing loans at March 31, 2014, compared to an allowance for loan losses of $2.1 million, or 2.2% of total loans or 138.8% of non-performing loans at March 31, 2013. Annualized net charge offs to average loans was 0.1% for the nine months ended March 31, 2014 compared to 0.5% for comparable period in 2013.

Noninterest Income. Noninterest income decreased $570,000, or 22.0%, to $2.0 million for the nine months ended March 31, 2014 from $2.6 million for the nine months ended March 31, 2013. Gain on sale of mortgage loans decreased $737,000, or 30.3%, to $1.7 million for the nine months ended March 31, 2014 from $2.4 million for the nine months ended March 31, 2013. We sold $64.7 million of mortgage loans during the nine months ended March 31, 2014, a decrease of 21.5%, compared to $82.5 million of sales during the nine months ended March 31, 2013, and we realized a more attractive average premium for the 2013 period. The premium decreased 9.6%, to 2.6% of mortgage loans sold for 2014, compared to 2.9% for 2013.

The net loss from impairments, net losses on sale and operations of other real estate decreased to $50,000 for the nine months ended March 31, 2014 from a net loss of $204,000 in 2013. During the nine months ended March 31, 2014 and 2013, we sold real estate properties for $557,000 and $2.2 million, respectively. We continue to actively market other real estate in an effort to reduce ongoing costs associated with maintaining the properties.

(33)

Noninterest Expense. Noninterest expense increased $564,000, or 8.5%, to $7.2 million for the nine months ended March 31, 2014 from $6.6 million for the nine months ended March 31, 2013 due primarily to $582,000 of merger-related expenses (including legal fees) related to our proposed acquisition of Bank 1440 during the nine months ended March 31, 2014, compared to $23,000 for the nine months ended March 31, 2013.

Salaries and benefits decreased $56,000 to $3.9 million for the nine months ended March 31, 2014 due to lower salary levels. Data processing fees increased due primarily to higher core data processing fees and the addition of a secure web portal.

Income Tax Expense. Income tax expense decreased to $0 for the nine months ended March 31, 2014, compared to $77,000 for the nine months ended March 31, 2013 due to the net loss of $1.0 million recognized for the nine months ended March 31, 2014.

(34)

Asset Quality

We review loans on a regular basis, and place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status.

Non-Performing Loans and Non-Performing Assets. The following table sets forth information regarding our non-performing assets. In addition to the assets listed below, as of March 31, 2014 and June 30, 2013 we had $493,000 and $505,000 of accruing troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates. The troubled debt restructurings as of March 31, 2014 and June 30, 2013 consisted of two commercial real estate loans and one commercial and industrial loan. As of March 31, 2014, $36,000 was allocated as a specific reserve for one commercial real estate loan and as of June 30, 2013, there were no specific reserves related to these loans, and at each date we had no commitments to lend additional amounts to the customers.

	March 31,	June 30,
	2014	2013
	(Dollars in thousands)
Nonaccrual loans
Commercial real estate	$423	$633
Residential real estate	123	120
Commercial and industrial	42	-
Consumer and other	-	-
	588	753

Other real estate	904	1,392

Total nonperforming assets	$1,492	$2,145

Nonperforming assets to gross loans and ORE	1.52%	2.31%
Nonperforming assets to total assets	0.90%	1.23%

The nonperforming asset ratios decreased due primarily to the 35.1% reduction in other real estate and the 21.9% reduction in nonaccrual loans.

Interest income that would have been recorded for the three and nine months ended March 31, 2014, had nonaccruing loans been current according to their original terms amounted to $7,000 and $30,000, respectively. Of such amounts, $7,000 and $23,000, respectively, is related to troubled debt restructurings. We recognized no interest income on these nonaccrual loans for the nine months ended March 31, 2014.

(35)

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the current level of net loan losses, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates.

Loans secured by commercial real estate and multi-family real estate generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family real estate are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property that is generally more marketable and whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

(36)

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Dollars in thousands)

Beginning balance	$1,733	$2,143	$1,824	$2,437
Provision for loan losses	-	(100)	-	75
Charge-offs:
Commercial real estate	-	-	(76)	-
Residential real estate	-	(59)	-	(528)
Construction	-	-	-	-
Consumer and other	-	(1)	(16)	(1)
Total charge-offs	-	(60)	(92)	(529)

Recoveries
Commercial real estate	30	29	30	29
Residential real estate	-	91	-	91
Construction	-	-	-	-
Consumer and other	-	-	1	-
Total recoveries	30	120	31	120

Ending balance	$1,763	$2,103	$1,763	$2,103

Ratios:

Allowance for loan losses to non- performing loans at end of period	299.83%	138.79%	299.83%	138.79%
Allowance for loan losses to total loans at end of period	1.81%	2.19%	1.81%	2.19%
Net (charge-offs) recoveries to average loans outstanding during the period (annualized)	0.12%	0.23%	(0.08)%	(0.48)%

The allowance for loan losses to nonperforming loans ratio increased due to a decrease in nonperforming loans. The allowance for loan losses to total loans ratio decreased as a result of certain charge-offs recognized during the fourth quarter of fiscal 2013 and nine months ended March 31, 2014.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities.

(37)

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2014.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $5.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $39.9 million at March 31, 2014. In addition, at March 31, 2014, we had the ability to borrow an additional $75.6 million from the Federal Home Loan Bank of Dallas. On that date, we had $8.9 million of advances outstanding.

At March 31, 2014, we had $11.6 million in loan commitments outstanding, and an additional $7.0 million in commitments to originate and sell mortgage loans. In addition to commitments to originate loans, we had $7.3 million in unused lines of credit and $145,000 of commitments issued under standby letters of credit. Certificates of deposit due within one year as of March 31, 2014 totaled $32.6 million, or 24.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas.

Our primary investing activities are the origination of loans and the purchase of securities. In the nine months ended March 31, 2014 and 2013, we originated $93.7 million and $94.9 million of loans, respectively, and purchased $6.9 million and $23.2 million of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $2.6 million and $4.2 million for the nine months ended March 31, 2014 and 2013, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances decreased by $4.4 million and $458,000 for the nine months ended March 31, 2014 and 2013, respectively, as we have generally been able to decrease our borrowings as we used cash provided by loan repayments to fund our operations without negatively affecting our levels of liquidity.

BANK’34 is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, BANK’34 exceeded all regulatory capital requirements. BANK’34 is considered “well-capitalized” under regulatory guidelines.

(38)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2	Agreement and Plan of Merger by and Among Alamogordo Financial Corp., Bank ’34 and Bank 1440, dated as of June 25, 2013, as amended (included as Annex A to the proxy statement/prospectus included in the registration statement). Certain schedules and exhibits have been omitted from the Agreement of Merger as filed with the SEC. The omitted information is considered immaterial from an investor’s perspective. The Registrant will furnish to the SEC supplementally a copy of any omitted schedule or exhibit upon request from the SEC (1)

(39)

3.1	Charter of Alamogordo Financial Corp. (1)

3.2	Bylaws of Alamogordo Financial Corp. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Alamogordo Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. (2)

(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Alamogordo Financial Corp. (File No. 333-92913), originally filed with the Securities and Exchange Commission on December 16, 1999.

(2)	To be filed by amendment.

(40)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMOGORDO FINANCIAL CORP.

Date:	June 26, 2014	/s/ Jill Gutierrez
Jill Gutierrez
President and Chief Executive Officer
Date:	June 26, 2014	/s/ Jan R. Thiry
Jan R. Thiry
Senior Vice President and Chief Financial Officer

(41)