Form 10-Q/A
period 2014-03-31
ALAMOGORDO FINANCIAL CORP
filed 2014-07-18
CIK 1100542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

YES ☒ NO ☐

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Alamogordo Financial Corp. for the quarterly period ended March 31, 2014 (“Form 10-Q”), as filed with the Securities and Exchange Commission on June 27, 2014, for the sole purpose of filing Interactive Data Files as Exhibit 101. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the filing of the exhibit described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Part II – Other Information

Item 6. Exhibits

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

ALAMOGORDO FINANCIAL CORP.

Date: July 18, 2014	/s/ Jill Gutierrez
Jill Gutierrez
President and Chief Executive Officer

Date: July 18, 2014	/s/ Jan R. Thiry
Jan R. Thiry
Senior Vice President and Chief Financial Officer