Form 10-K
period 2014-06-30
ALAMOGORDO FINANCIAL CORP
filed 2014-08-29
CIK 1100542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-192233

Alamogordo Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

United States	74-281948
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification Number)
or Organization)

500 East 10th Street, Alamogordo, New Mexico	88310
(Address of Principal Executive Offices)	(Zip Code)

(575) 437-9334

(Registrant’s Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.10 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐         Accelerated filer    ☐         Non-accelerated filer   ☐          Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of August 22, 2014 there were 1,318,474 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2013, was $6.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.          Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce our mortgage banking revenues or the fair value of financial instruments, or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;

•	our ability to manage operations in current economic conditions;

•	our ability to manage market risk, credit risk and operational risk;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to implement changes in our business strategies;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any acquisition goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to access cost-effective funding;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in the level of government support for housing finance;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to attract and retain key employees;

•	changes in our organization, compensation and benefit plans; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Alamogordo Financial Corp.

Alamogordo Financial Corp. (the “Company”), a federal corporation that was organized in 1997, is a savings and loan holding company headquartered in Alamogordo, New Mexico. Alamogordo Financial Corp.’s common stock is quoted on the OTCQB under the symbol “ALMG.” Approximately 69.6% of Alamogordo Financial Corp.’s outstanding shares are owned by AF Mutual Holding Company, a federal corporation and a mutual holding company. Alamogordo Financial Corp. conducts its operations primarily through its wholly owned subsidiary, BANK’34, a federally chartered savings association. Alamogordo Financial Corp. manages its operations as one unit, and thus does not have separate operating segments. At June 30, 2014, Alamogordo Financial Corp. had total assets of $167.8 million, loans held for investment of $91.0 million, available-for-sale securities of $39.0 million, deposits of $134.7 million, and stockholders’ equity of $22.2 million.

The executive offices of Alamogordo Financial Corp. are located at 500 East 10th Street, Alamogordo, New Mexico 88310, and its telephone number is (575) 437-9334. Alamogordo Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

BANK’34

BANK’34 operates from two offices in Alamogordo and Las Cruces, New Mexico, as well as a lending office in Scottsdale, Arizona. BANK’34 is a community-oriented savings institution offering traditional financial services to consumers in Otero and Dona Ana Counties and in the surrounding counties in New Mexico, and in Maricopa and Pinal Counties in Arizona. BANK’34’s business model primarily involves attracting deposits from the general public and originating residential real estate loans (including multi-family residential real estate loans), as well as commercial real estate loans (including construction loans), commercial and industrial loans and consumer and other loans.

BANK’34 offers its customers a variety of financial products and services that are related or ancillary to loans and deposits, including bill payment and other online banking transactions, automated teller machines and safe deposit boxes.

BANK’34 originates deposits predominantly from the areas where its branch offices are located. BANK’34 relies on favorable locations, customer service, competitive pricing and online services to attract and retain these deposits. While BANK’34 accepts certificates of deposit in excess of the Federal Deposit Insurance Corporation deposit insurance limits, BANK’34 generally does not solicit such deposits because they are more difficult to retain than core deposits and at times are more costly than wholesale deposits.

BANK’34 is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. BANK’34 is a member of the Federal Home Loan Bank system. Its website address is www.Bank34online.com.

Acquisition of Bank 1440

On June 26, 2013 the Company and Bank 1440, headquartered in Phoenix, Arizona, jointly announced the execution of an agreement and plan of merger for the two community banks, with BANK’34 as the surviving entity. On April 1, 2014 they jointly announced an amendment of that agreement and plan of merger. Under the amended terms, common and preferred shareholders of Bank 1440 have the right to receive 0.17064 shares of Alamogordo Financial Corp. common stock and $0.94 of cash, for each share of Bank 1440 stock.

The Company has received the approval of Bank 1440 shareholders and applicable banking regulators. The transaction is expected to close on or about August 29, 2014.

Competition

We face significant competition in originating loans and attracting deposits. Our primary market area and some other areas in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans and leases comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. In addition, we reward long-standing relationships with preferred rates and terms on deposit products based on existing and prospective lending business. We do not rely on any individual, group or entity for a material portion of our loans or our deposits.

As of June 30, 2013 (the latest date for which information is available), our market share was 19.41% of total deposits in Otero County, New Mexico, giving us the second largest market share out of nine financial institutions in Otero County, New Mexico as of that date. In addition, as of June 30, 2013, our market share was 1.92% of total deposits in Dona Ana County, New Mexico, giving us the 13th largest market share out of 17 financial institutions in Dona Ana County, New Mexico as of that date.

Market Area

Our southern New Mexico banking operations are primarily conducted in Otero and Dona Ana Counties. Within this market area, the employment base and economy is concentrated in federal defense facilities, education (New Mexico State University), state and local government, agriculture and tourism, with the federal defense industry facilities and related military and civilian employment comprising the largest segment of our regional economy. Our market area remains significantly exposed to changes in federal budget spending on defense, enrollment trends for higher education, levels of state and local government spending, health of the agriculture industry and the condition of the national economy in relation to tourism. Our market area has generally benefited from the increase in national defense spending over the past decade, evidenced by recent unemployment rates in our southern New Mexico market area that are lower than national averages, with the Otero County unemployment rate also below the statewide average (based on available U.S. Census data). In addition, according to U.S. Census data, our southern New Mexico market area has recorded population growth in recent years at rates well above state and national averages. These trends have provided support for our banking operations, in particular our residential mortgage banking activities.

We also currently originate both residential and commercial loans from a loan production office in Scottsdale, Arizona. The acquisition of Bank 1440 will expand our market area and services provided in the Phoenix/Scottsdale, Arizona metropolitan area, providing access to a substantially larger population and economic base for our banking operations. The Phoenix/Scottsdale metropolitan area is one of the largest population centers in the southwestern U.S., and has a broad range of industries, including services, government, trade, transportation and manufacturing. This market area has also experienced the effects of the recession through lower economic activity, lower real estate prices and higher unemployment. However, the long-term attractiveness of the Phoenix/Scottsdale market area is evident in the steady growth of the region’s population and general economy.

Our primary market area in southern New Mexico experienced reductions in home prices and home sales activity as a result of the recession, and the recovery has been slow and modest. As an indication of recent trends in real estate values, the median price for a residential home in Otero County increased by 2.4% from May 2012 to May 2014. The median price for a residential home in Dona Ana County increased by 6.5% over the same time period.

The residential real estate market in Phoenix/Scottsdale also experienced fluctuating real estate values since the recession. After reaching a high of approximately $241,000 in 2008, the median home price in Phoenix declined to a low of approximately $80,000 in 2009. Median home prices have subsequently increased to approximately $170,000 as of July 2014. Similarly, after reaching a high of approximately $475,000 in 2008, the median home price in Scottsdale declined to a low of approximately $290,000 in 2010. Median Scottsdale home prices have subsequently increased to approximately $400,000 as of July 2014.

In recent years, due to general economic conditions, opportunities for originating quality loans in our southern New Mexico market (multi-family, commercial real estate, commercial business and land loans) have been limited. The competitive environment also has caused a reduction in lending volumes. Lending opportunities for our Scottsdale loan production office have improved in late 2013 and early 2014. For commercial lending, there remains a high level of competition from other financial institutions and lenders operating in the Scottsdale market area. Limited commercial lending opportunities in New Mexico resulted in our decision to seek lending opportunities in the Phoenix/Scottsdale area in Arizona.

Lending Activities

Our loans held for investment portfolio consists of residential real estate loans (including multi-family residential real estate loans), as well as commercial loans (including commercial business and commercial real estate loans), construction loans and consumer and other loans. At June 30, 2014, $34.0 million, or 36.6%, of our gross loans held for investment portfolio consisted of residential real estate loans; $55.1 million, or 59.3%, of our gross loans held for investment portfolio consisted of commercial real estate loans; and $2.8 million, or 3.0%, of our gross loans held for investment portfolio consisted of commercial and industrial loans and $1.0 million, or 1.1%, of our gross loans held for investment portfolio consisted of consumer and other loans.

At June 30, 2014, commercial real estate loans included construction loans of $4.8 million.

We currently sell a significant majority of our originated residential mortgage loans in the secondary market. Our loans held for sale portfolio totaled $10.3 million at June 30, 2014, of which $7.7 million were residential mortgage loans and $2.6 million were SBA loans.

Deposit Activities

Our deposit accounts consist principally of certificates of deposit, savings accounts, checking accounts and money market accounts. We provide commercial checking accounts and related services, such as online cash management. We also provide low-cost checking account services.

At June 30, 2014, our deposits totaled $134.7 million. Interest-bearing deposits totaled $120.8 million and noninterest-bearing deposits totaled $13.9 million. Savings, money market and checking deposits totaled $66.8 million, and certificates of deposit totaled $67.9 million, of which $31.4 million had maturities of one year or less.

Subsidiary Activities

Alamogordo Financial Corp. has no wholly-owned subsidiaries other than BANK’34.

Personnel

At June 30, 2014, BANK’34 had 63 full-time employees and three part-time employees, none of whom was party to a collective bargaining agreement. BANK’34 believes it has a good working relationship with its employees.

FEDERAL AND STATE TAXATION

General. Alamogordo Financial Corp. reports its income on a fiscal year basis using the accrual method of accounting.

Federal Taxation. The federal income tax laws apply to Alamogordo Financial Corp. in the same manner as to other corporations. Alamogordo Financial Corp. files a consolidated federal income tax return with Bank’34. For the 2014 fiscal year, there is a consolidated federal net operating loss of $2.8 million. The federal net operating loss may be carried over for utilization against federal taxable income in future years for 20 years from the date of origination of the loss.

New Mexico State Taxation. AF Mutual Holding Company and Alamogordo Financial Corp. are subject to the New Mexico corporation income tax and state corporation license tax (franchise tax).  The current New Mexico corporate tax rates use a graduated rate structure with 4.8% being the lowest rate on New Mexico taxable income not over $500,000, and 7.6% being the highest rate on New Mexico income in excess of $1.0 million.

Because Alamogordo Financial Corp. and BANK’34 are currently filing a consolidated corporate federal income tax return, the consolidated group also files a consolidated New Mexico corporate income tax return.

If a corporation is doing business outside of the State of New Mexico, an apportionment percentage is applied to the New Mexico tax. The apportionment also allows for the subtraction of non-business income from other state sources, and uses a three-factor apportionment of sales, property and payroll to determine a percentage of the New Mexico tax that is subject to tax. Because Alamogordo Financial Corp. is currently doing business in Arizona, such operations reduce the New Mexico state taxes owed.

New Mexico net operating losses generally may only be carried forward for five years or until the amount of loss carryover has been excluded, whichever occurs first. Also, New Mexico no longer provides for an alternative minimum tax. However, there is a $50 annual New Mexico franchise tax required for each corporation. BANK’34 is also subject to the annual $50 New Mexico franchise tax.

Arizona State Taxation. Due to BANK’34 having an office in Arizona, an Arizona consolidated income tax return must also be filed. The current Arizona corporate tax rate is 6.968% of Arizona taxable income. If there is an Arizona loss for the year, then a minimum tax of $50 is due. A taxpayer filing a combined or consolidated return is considered a single taxpayer, subject to one minimum tax.

Taxable income for corporations subject to Arizona income tax is similar to the computation of taxable income reported for federal income tax purposes.

If a corporation is doing business outside of the State of Arizona, an apportionment percentage is applied to the Arizona tax. The apportionment uses the average of a four-factor apportionment of sales (included twice), property and payroll to determine a percentage of the Arizona taxable income that is subject to tax. Since both Alamogordo Financial Corp. and BANK’34 are also doing business in New Mexico, such operations reduce the Arizona net operating loss or Arizona taxable income for each year.

Arizona net operating losses may only be carried over. The carry forward period is 20 succeeding taxable years.

SUPERVISION AND REGULATION

General. As a federal savings association, BANK’34 is subject to examination and regulation by the OCC, and is also subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). The federal system of regulation and supervision establishes a comprehensive framework of activities in which BANK’34 may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

BANK’34 also is regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, BANK’34 is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank System. BANK’34’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of BANK’34’s loan documents.

As savings and loan holding companies, Alamogordo Financial Corp. and AF Mutual Holding Company are subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Alamogordo Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to BANK’34 and Alamogordo Financial Corp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on BANK’34, Alamogordo Financial Corp. and AF Mutual Holding Company. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Alamogordo Financial Corp., AF Mutual Holding Company, BANK’34 and their operations.

Dodd-Frank Act. The Dodd-Frank Act made significant changes to the regulatory structure for and regulation of depository institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as BANK’34, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage originations.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. Their impact on operations cannot yet fully be assessed. However, it is likely that the Dodd-Frank Act will result in increased regulatory burdens and compliance, as well as operating and interest expense for BANK’34 and Alamogordo Financial Corp.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, BANK’34 may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts, effective July 21, 2011. BANK’34 may also establish subsidiaries that may engage in certain activities not otherwise permissible for BANK’34, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital to assets leverage ratio (3% for savings associations receiving the highest rating on the composite, or “CAMELS,” rating system for capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk), and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the savings association. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

At June 30, 2014, BANK’34’s capital exceeded all applicable requirements.

New Capital Rule. On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies (such as Alamogordo Financial Corp.). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets a uniform 4.0% leverage ratio regardless of examination rating, increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for BANK’34 on January 1, 2015. The capital conservation buffer requirement will be phased in at 0.625% per year beginning January 1, 2016 and ending January 1, 2019, when the full 2.5% capital conservation buffer requirement will be effective.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2014, BANK’34 was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, BANK’34 must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, BANK’34 must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

BANK’34 also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2014, BANK’34 satisfied the QTL test, and is expected to satisfy the QTL test upon the merger with Bank 1440.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as BANK’34, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. BANK’34 received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as BANK’34. Alamogordo Financial Corp. will be an affiliate of BANK’34 because of its control of BANK’34. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

BANK’34’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of BANK’34’s capital.

In addition, extensions of credit in excess of certain limits must be approved by BANK’34’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under the Federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. A savings institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, the OCC is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2014, BANK’34 met the criteria for being considered “well capitalized.”

The final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. See “—New Capital Rule.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC insured financial institutions such as BANK’34. Deposit accounts in BANK’34 are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The proposed rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2014, the annualized FICO assessment was equal to 0.62 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of BANK’34. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. BANK’34 is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Dallas, BANK’34 is required to acquire and hold a specified number of shares of capital stock in the Federal Home Loan Bank. As of June 30, 2014, BANK’34 was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by BANK’34 are subject to state usury laws and federal laws concerning interest rates. BANK’34’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of BANK’34 also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Alamogordo Financial Corp. and AF Mutual Holding Company are savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, each is registered with the Federal Reserve Board and subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over Alamogordo Financial Corp., AF Mutual Holding Company and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. The business activities of savings and loan holding companies are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. The components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which excludes instruments such as trust preferred securities and cumulative preferred stock. Instruments issued before May 19, 2010 are grandfathered in for companies with consolidated assets of $15 billion or less. The final capital rule discussed above implements the consolidated capital requirements for savings and loan holding companies, effective January 1, 2015. See “—Federal Banking Regulation—New Capital Rule.” Unlike the case for bank holding companies, the Dodd-Frank Act did not contain an exception to the regulatory capital requirements for savings and loan holding companies with consolidated assets of less than $500 million and the Federal Reserve Board’s final rule also contains no such exception.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. The guidance also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Alamogordo Financial Corp. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

The level of any dividends that may be paid by Alamogordo Financial Corp. will also be affected by the ability of AF Mutual Holding Company, Alamogordo Financial Corp.’s majority stockholder, to waive the receipt of dividends.

Acquisitions. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

Alamogordo Financial Corp.’s common stock will be registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Alamogordo Financial Corp. will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Alamogordo Financial Corp. qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Alamogordo Financial Corp. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Alamogordo Financial Corp. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

ITEM 1A.           Risk Factors

Not applicable, as Alamogordo Financial Corp. is a “Smaller Reporting Company.”

ITEM 1B.           Unresolved Staff Comments

None.

ITEM 2.          Properties

BANK’34 conducts its business through three offices. The following table sets forth certain information relating to our offices at June 30, 2014.

			Net
	Year	Owned or	Book Value at	Approximate
	Opened/Acquired	Leased	June 30, 2014	Square Footage
	(Dollars in thousands)
Main Office:
500 East 10th Street	1997	Owned	$6,046	19,000
Alamogordo, New Mexico 88310

Branch Office:
220 North Telshor Boulevard	2010	Owned	$3,869	7,555
Las Cruces, New Mexico 88011

Lending Office:
17470 N. Pacesetter Way, Ste. 219	2012	Leased	—	869
Scottsdale, Arizona 85255

The net book value of our investment in premises and equipment was $10.0 million at June 30, 2014.

ITEM 3.          Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.          Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the OTCQB under the symbol “ALMG.” As of June 30, 2014, we had six registered market makers, 124 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,318,474 shares of common stock outstanding. The following table sets forth market price information for our common stock. We did not declare a dividend for any of the periods listed.

Quarter Ended	High	Low
June 30, 2014	$15.75	$15.17
March 31, 2014	$15.75	$15.30
December 31, 2013	$15.90	$15.75
September 30, 2013	$16.25	$14.10

Quarter Ended	High	Low
June 30, 2013	$16.50	$14.00
March 31, 2013	$14.70	$12.55
December 31, 2012	$15.00	$12.50
September 30, 2012	$16.00	$13.80

The declaration of dividends is at the discretion of our board of directors and will be determined after consideration of various factors, including earnings, cash requirements, our financial condition, applicable federal law and government regulations, the ability of AF Mutual Holding Company to waive the receipt of dividends and other factors deemed relevant by our board of directors. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

There were no sales of unregistered securities during the quarter ended June 30, 2014.

There were no repurchases of shares of common stock during the quarter ended June 30, 2014.

ITEM 6.          Selected Financial Data

You should read the following summary financial information in connection with our historical financial information, which appears elsewhere in this annual report. The selected historical financial data as of June 30, 2014 and 2013 and for the years then ended is derived from our audited financial statements that are included in this annual report.

	At June 30,
	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$167,785	$174,310	$184,766
Cash and cash equivalents	9,946	4,216	4,549
Securities	38,959	55,340	41,271
Loans held for investment, net	90,998	89,390	111,266
Loans held for sale	10,279	6,295	6,885
Deposits	134,673	135,517	143,421
Federal Home Loan Bank advances	8,810	13,327	15,502
Stockholders’ equity	22,184	23,597	24,676

	For the Years Ended June 30,
	2014	2013	2012
	(In thousands, except per share data)
Selected Operating Data:
Interest income	$6,940	$7,503	$8,524
Interest expense	1,363	1,831	2,194
Net interest income	5,577	5,672	6,330
Provision for (credit to) loan losses	—	(121)	2,939
Net interest income after provision for (credit to) loan losses	5,577	5,793	3,391
Noninterest income	3,083	3,596	1,039
Noninterest expense	9,895	9,486	7,797
Loss before income taxes	(1,235)	(97)	(3,367)
Income taxes	—	36	26
Net loss	$(1,235)	$(133)	$(3,393)
Loss per share - basic	$(0.95)	$(0.10)	$(2.57)
Loss per share - diluted	$(0.95)	$(0.10)	$(2.57)

	At or For the Years Ended June 30,
	2014	2013	2012

Performance Ratios:
Return on average assets (ratio of net loss to average total assets)	(0.73)%	(0.07)%	(1.84)%
Return on average equity (ratio of net loss to average stockholders’ equity)	(5.46)%	(0.55)%	(12.84)%
Interest rate spread (1)	3.52%	3.34%	3.65%
Net interest margin (2)	3.66%	3.50%	3.82%
Noninterest expense to average assets	5.84%	5.29%	4.24%
Dividend payout ratio (4)	—%	—%	(4.23)%
Efficiency ratio (3)	114.26%	102.34%	105.81%
Average interest-earning assets to average interest-bearing liabilities	114.88%	114.50%	112.88%

Capital Ratios:
Total capital to risk-weighted assets (Bank only)	23.89%	25.77%	22.06%
Tier 1 capital to risk-weighted assets (Bank only)	22.64%	24.51%	20.80%
Tier 1 capital to average assets (Bank only)	13.36%	13.63%	12.93%
Average stockholders’ equity to average total assets	13.34%	13.41%	14.36%

Asset Quality Ratios:
Allowance for loan losses to gross loans held for investment	1.77%	2.00%	2.02%
Allowance for loan losses to non-performing loans	371.33%	242.23%	63.93%
Net charge-offs to average outstanding loans during the year	(0.18)%	(0.45)%	(2.34)%
Non-performing loans to gross loans held for investment	0.48%	0.82%	3.15%
Non-performing loans to total assets	0.26%	0.43%	2.06%
Non-performing assets and accruing troubled debt restructurings to total assets	1.05%	1.52%	3.46%

Other:
Number of full-service offices	2	2	2
Number of full-time equivalent employees	65	66	59

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Represents dividends declared divided by net (loss).

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of and for the years ended June 30, 2014 and 2013 has been derived from the audited consolidated financial statements that appear elsewhere in this annual report. You should read the information in this section in conjunction with the business and financial information regarding Alamogordo Financial Corp. and the financial statements provided in Part II, Item 8 of this annual report.

Pending Merger

On June 26, 2013, the Company and Bank 1440, headquartered in Phoenix, Arizona, jointly announced the execution of an agreement and plan of merger for the two community banks, with the Bank as the surviving entity. On April 1, 2014, they jointly announced an amendment of that agreement and plan of merger. Under the amended terms, common and preferred shareholders of Bank 1440 have the right to receive 0.17064 shares of Alamogordo Financial Corp. common stock and $0.94 of cash, for each share of Bank 1440 stock.

The necessary approvals of Bank 1440 shareholders and applicable banking regulators have been obtained and the transaction is expected to close on or about August 29, 2014.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, the evaluation of other-than-temporary impairment of securities, the valuation of and our ability to realize deferred tax assets and the measurement of fair values of financial instruments.

Allowance for Loan Losses. The allowance for loan losses is calculated with the objective of maintaining an allowance necessary to absorb probable credit losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the losses for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

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

The allowance for loan losses consists primarily of specific allocations and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, including adjustments for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting and payment history. We also analyze delinquency trends, general economic conditions, trends in historical loss experience and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance. The principal assumption used in calculating the allowance for loan losses is the estimate of loss for each risk rating. Actual loan losses may be significantly more than the allowance we have established, which could have a material negative effect on our financial results.

Other-Than-Temporary Impairment. Securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the investment security prior to an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in operations. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive loss.

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

Average Balance Sheet

The following table sets forth average balances, average yields and costs, and certain other information for the fiscal years indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$98,407	$6,049	6.15%	$109,054	$6,819	6.25%
Interest-earning deposits	6,414	12	0.19	3,563	15	0.42
Securities	46,844	873	1.86	48,307	663	1.37
Federal Home Loan Bank of Dallas stock	849	6	0.71	944	6	0.61
Total interest-earning assets	152,514	6,940	4.55	161,868	7,503	4.64
Non-interest-earning assets	17,005			17,597
Total assets	$169,519			$179,465

Interest-bearing liabilities:
Checking, money market and savings accounts	$51,773	237	0.46	$49,151	277	0.56
Certificates of deposit	69,674	722	1.04	77,805	973	1.25
Total interest-bearing deposits	121,447	959	0.79	126,956	1,250	0.98
Borrowings	11,309	404	3.57	14,415	581	4.03
Total interest-bearing liabilities	132,756	1,363	1.03	141,371	1,831	1.30
Non-interest-bearing deposits	12,372			12,514
Non-interest bearing liabilities	1,777			1,517
Total liabilities	146,905			155,402
Stockholders’equity	22,614			24,063
Total liabilities and total equity	$169,519			$179,465
Net interest income		$5,577			$5,672
Net interest rate spread (1)			3.52%			3.34%
Net interest-earning assets (2)	$19,758			$20,497
Net interest margin (3)			3.66%			3.50%
Average interest-earning assets to interest-bearing liabilities			114.88%			114.50%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Refer to Management’s Discussion of Financial Condition and Results of Operations section, “Source of Funds – Deposits,” for our average cost of all deposits, including non-interest bearing accounts, for the years ended June 30, 2014 and 2013.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended June 30,
	2014 vs. 2013
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(656)	$(114)	$(770)
Interest-earning deposits	(10)	7	(3)
Securities	(19)	229	210
Other	—	—	—
Total interest-earning assets	(685)	122	(563)
Interest-bearing liabilities:
Checking, money market and savings accounts	16	(56)	(40)
Certificates of deposit	(95)	(156)	(251)
Total deposits	(79)	(212)	(291)
Borrowings	(116)	(61)	(177)
Total interest-bearing liabilities	(195)	(273)	(468)
Change in net interest income	$(490)	$395	$(95)

Comparison of Financial Condition at June 30, 2014 and 2013

Total assets decreased $6.5 million, or 3.7%, to $167.8 million at June 30, 2014 from $174.3 million at June 30, 2013. The decrease in total assets was due primarily to a decrease in securities, partially offset by increases in cash and cash equivalents, loans held for sale and loans held for investment, each of which is discussed in more detail below.

Cash and cash equivalents increased $5.7 million, or 135.9%, to $9.9 million at June 30, 2014 from $4.2 million at June 30, 2013. The increase resulted from maintaining higher levels of liquidity for funding loan originations and the cash portion of the upcoming merger with Bank 1440.

Securities decreased $16.4 million, or 29.6%, to $38.9 million at June 30, 2014 from $55.3 million at June 30, 2013. Proceeds from sale and repayment of securities were used to fund loan originations for both loans held for sale and our loans held for investment, and for repayment of Federal Home Loan Bank advances.

Loans held for investment, net, increased $1.6 million, or 1.8%, to $91.0 million at June 30, 2014 from $89.4 million at June 30, 2013. Commercial real estate loans, which include construction loans, increased $7.0 million, or 14.6%, to $55.1 million at June 30, 2014 from $48.1 million at June 30, 2013, reflecting our efforts to expand our commercial lending.

Loans held for sale at June 30, 2014 totaled $10.3 million and included $7.7 million in residential mortgage loans and $2.6 million of SBA loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. At June 30, 2013 we had $6.3 million of residential mortgage loans held for sale.

The decreases in the other loan categories resulted from a combination of many factors, with the primary factor being our acute focus on improving and maintaining asset quality. Simultaneously, we remained cautious on pricing and underwriting risk despite significant competitive factors, especially from larger banks offering exceptionally low rates and very competitive longer terms on commercial and industrial loans. This conservative approach has limited our new loan growth and resulted in our losing some existing commercial and industrial loan clients who were targeted by our competition.

Our residential loan portfolio is also experiencing a natural run-off as we continue to pursue our mortgage banking program, whereby loans are originated and sold for fee income as opposed to being held in our portfolio. Residential real estate loans decreased $4.4 million, or 11.5%, to $34.0 million at June 30, 2014 from $38.4 million at June 30, 2013. We have taken steps to enhance our commercial lending teams and bank-wide credit risk management processes consistent with our plans to grow our commercial loan portfolio.

Deposits decreased $844,000, or 0.6%, to $134.7 million at June 30, 2014 from $135.5 million at June 30, 2013. The decrease was caused primarily by a decrease in certificates of deposit of $5.8 million, or 7.9%, to $67.9 million at June 30, 2014 from $73.7 million at June 30, 2013, mostly offset by increases in savings and NOW accounts of $3.4 million, or 7.0%, and demand deposits of $1.5 million, or 12.5%. During the year we allowed non-core certificates of deposit to run off at maturity replacing them with savings, NOW and demand deposits when possible.

Borrowings, consisting solely of Federal Home Loan Bank advances, decreased $4.5 million, or 33.9%, to $8.8 million at June 30, 2014 from $13.3 million at June 30, 2013. The decrease was due to contractual maturities of FHLB advances during the year, which were not replaced due to the available funds from the repayments, sales and contractual maturities in available-for-sale securities.

Total stockholders’ equity decreased $1.4 million, or 6.0%, to $22.2 million at June 30, 2014 from $23.6 million at June 30, 2013. The decrease was due primarily to the net loss of $1.2 million for the 2014 fiscal year.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2014 and 2013

Summary. We experienced a net loss of $1.2 million for fiscal year ended June 30, 2014, compared to a net loss of $133,000 for the fiscal year ended June 30, 2013. The change was due to a $513,000 decrease in noninterest income, a $409,000 increase in noninterest expense, a $95,000 decrease in net interest income and a $121,000 credit to the provision for loan losses in fiscal 2013, compared to none in fiscal 2014. Each of these changes is discussed in more detail below.

Interest Income. Interest income decreased $563,000, or 7.5%, to $6.9 million for the fiscal year ended June 30, 2014 from $7.5 million for 2013. The decrease was caused by a decrease in interest and fees on loans, which decreased $771,000, or 11.3%, to $6.0 million for fiscal 2014 from $6.8 million for 2013, partially offset by an increase in interest income on securities of $210,000, or 31.8%, to $873,000 for 2014 from $663,000 for 2013.

The decrease in interest and fees on loans was due primarily to a decrease in average balances, which decreased $10.6 million, or 9.8%, to $98.4 million for 2014 from $109.0 million for 2013. The average balance of loans decreased for the reasons described in “—Comparison of Financial Condition at June 30, 2014 and June 30, 2013.” Our average loan yield decreased 10 basis points to 6.15% for 2014 from 6.25% for 2013 due primarily to a decrease in market rates on new originated loans and principal payments on older, higher yielding loans.

Interest Expense. Interest expense decreased $468,000, or 25.5%, to $1.4 million for 2014 from $1.8 million for 2013. The decrease was caused primarily by a decrease in interest expense on deposits, which decreased $291,000, or 23.2%, to $959,000 for 2014 from $1.2 million for 2013. Interest expense on certificates of deposit decreased $251,000, or 25.8%, to $722,000 for 2014 from $973,000 for 2013. Our average rate on certificates of deposit decreased 21 basis points to 1.04% for 2014 from 1.25% for 2013 and the average balance decreased $8.1 million, or 10.5%, to $69.7 million for 2014 from $77.8 million for 2013.

Interest expense on Federal Home Loan Bank advances decreased $177,000, or 30.5%, to $404,000 for 2014 from $581,000 for 2013. The average balance of Federal Home Loan Bank advances decreased $3.1 million, or 21.5%, to $11.3 million for 2014 from $14.4 million for 2013. In addition, the average rate paid on Federal Home Loan Bank advances decreased 46 basis points to 3.57% for 2014 from 4.03% for 2013. In 2014, we were able to decrease average Federal Home Loan Bank advances as our securities portfolio balances declined.

Net Interest Income. Net interest income decreased $95,000, or 1.7%, to $5.6 million for 2014 from $5.7 million for 2013 due primarily to the decreases in average interest-earning assets and interest-bearing liabilities, partially offset by the increase in the net interest margin.

Provision for Loan Losses. We made no provision for loan losses for 2014, compared to a credit to the provision for loan losses of $121,000 in 2013. The credit to the provision in 2013 was due to both reduced loan portfolio balances and improving credit quality, including reductions in nonaccrual loans, impaired loans and total aggregate loans classified as special mention and substandard. In 2014, credit quality continued to improve and no increase in the allowance for loan losses was considered necessary as the reduction in the experience loss ratio offset the 1.6% increase in loans held for investment for the 2014 fiscal year. Net charge- offs to average loans were 0.18% for 2014, compared to 0.45% for 2013.

We had an allowance for loan losses of $1.6 million, or 1.77% of total loans held for investment and 371.33% of non-performing loans at June 30, 2014, compared to an allowance for loan losses of $1.8 million, or 2.00% of total loans held for investment and 242.23% of non-performing loans at June 30, 2013.

Noninterest Income. Noninterest income decreased $513,000, or 14.3%, to $3.1 million for 2014 from $3.6 million for 2013. Gain on sale of mortgage loans decreased $624,000, or 20.0%, to $2.5 million for 2014 from $3.1 million for 2013. We sold $91.1 million of mortgage loans during 2014, a decrease of 8.7%, compared to $99.7 million of sales during 2013. We realized a more attractive average premium for the 2013 period. Average premiums decreased to 2.7% of mortgage loans sold for 2014 compared to 3.0% for 2013. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic market differences and market interest rates, specifically changes in 10-year Treasury rates.

Noninterest Expense. Noninterest expense increased $409,000, or 4.3%, to $9.9 million for 2014 from $9.5 million for 2013 due primarily to a $686,000 increase in merger-related expenses (including legal fees) related to our merger with Bank 1440.

Salaries and benefits decreased $294,000 to $5.3 million for 2014 due primarily to reductions in retirement benefits and other employee benefits and incentive pay, partially offset by a 4% increase in base pay. Data processing fees increased $207,000 due primarily to higher core data processing fees and the completion of some special programming projects including the implementation of a secure web portal.

Income Tax Expense. Income tax expense was $0 for fiscal 2014, compared to $36,000 in 2013. No income tax expense was recorded in 2014 due to the pre-tax net loss of $1.2 million and no income tax benefit was recorded since the ability to receive a future tax benefit utilizing those losses was uncertain.

Loans Held for Investment

We primarily originate residential real estate loans, including multi-family residential real estate loans, as well as commercial real estate loans, including construction loans, commercial and industrial loans and consumer and other loans. The following table sets forth the composition of our loans held for investment by type of loan at the dates indicated.

	At June 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential real estate loans	$34,015	36.61%	$38,432	42.07%
Commercial real estate loans	55,103	59.31	48,081	52.64
Commercial and industrial loans	2,787	3.00	3,346	3.66
Consumer and other loans	1,007	1.08	1,487	1.63
Total gross loans held for investment	92,912	100.00%	91,346	100.00%
Less:
Unamortized loan fees	(269)		(132)
Loans held for investment	92,643		91,214
Allowance for loan losses	(1,645)		(1,824)
Loans held for investment, net	$90,998		$89,390

The following table sets forth the contractual maturities of our loans held for investment at June 30, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

June 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer and other	Total
	(In thousands)

Amounts due in:
One year or less	$1,659	$9,313	$1,166	$172	$12,310
More than one to five years	5,922	27,922	1,459	821	36,124
More than five years	26,434	17,868	162	14	44,478
Total gross loans held for investment	$34,015	$55,103	$2,787	$1,007	$92,912

The following table sets forth our fixed and adjustable-rate loans at June 30, 2014 that are contractually due after June 30, 2015.

	Due After June 30, 2015
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$32,356	$—	$32,356
Commercial	24,199	21,591	45,790
Commercial and industrial	1,524	97	1,621
Consumer and other loans	835	—	835
Total loans	$58,914	$21,688	$80,602

Asset Quality

We review loans on a regular basis, and place loans on nonaccrual status when either principal or interest is 90 days or more past due, or earlier if we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At June 30,
	2014	2013
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$99	$120
Commercial	327	633
Commercial and industrial loans	17	—
Consumer and other loans	—	—
Total non-accrual loans	443	753

Accruing loans past due 90 days or more	—	—
Total of nonaccrual loans and accruing loans past due 90 days or more	443	753

Other real estate owned (“ORE”):
One- to four-family residential	17	297
Commercial	820	1,095
Total ORE	837	1,392
Total non-performing assets	$1,280	$2,145

Non-performing loans to gross loans held for investment	0.48%	0.82%
Non-performing assets to total assets	0.76%	1.23%
Non-performing assets to gross loans held for investment and ORE	1.37%	2.31%

The non-performing asset ratios decreased due primarily to reductions of 39.9% in other real estate and 41.2% in nonaccrual loans.

Interest income that would have been recorded for the year ended June 30, 2014, had nonaccruing loans been current according to their original terms amounted to $40,000. We recognized no interest income on these loans for the year ended June 30, 2014. Of such amount, $32,000 is related to troubled debt restructurings. We recognized no interest income on these loans for the year ended June 30, 2014.

In addition to non-performing assets, as of June 30, 2014 and 2013 we had $489,000 and $505,000 of accruing troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates. The troubled debt restructurings as of June 30, 2014 consisted of three commercial real estate loans and one commercial and industrial loan and the troubled debt restructurings as of June 30, 2013 consisted of two commercial real estate loans and one commercial and industrial loan. As of June 30, 2014 and 2013 there were no specific reserves related to these loans, and at each date we had no commitments to lend additional amounts to the customers.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At June 30,
	2014			2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Residential real estate loans	$—	$43	$—	$—	$45	$65
Commercial real estate loans	162	—	—	—	—	137
Commercial and industrial loans	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
Total	$162	$43	$—	$—	$45	$202

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We designate an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.

The following table sets forth our amounts of classified assets and assets designated as special mention as of June 30, 2014 and 2013. The classified assets total at June 30, 2014 includes $443,000 of nonperforming loans.

	At June 30,
	2014	2013
	(In thousands)

Classified assets:
Substandard (1)	$3,274	$3,575
Doubtful	—	—
Loss	—	—
Total classified assets	$3,274	$3,575
Special mention	$854	$2,031

(1)	Includes other real estate at June 30, 2014 and 2013 of $837,000 and $1.4 million, respectively.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and paryial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the current level of net loan losses, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks as interest rates increase since the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan agreements and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates.

Loans secured by commercial real estate, including multi-family real estate generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property that is generally more marketable and whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended June 30,
	2014	2013
	(Dollars in thousands)

Allowance at beginning of year	$1,824	$2,437
Provision for (credit to) loan losses	—	(121)

Charge offs:
Residential real estate loans	(86)	(111)
Commercial real estate loans	(76)	(383)
Commercial and industrial loans	—	—
Consumer and other loans	(48)	(187)
Total charge-offs	(210)	(681)

Recoveries:
Residential real estate loans	—	46
Commercial real estate loans	30	66
Commercial and industrial loans	—	—
Consumer and other loans	1	77
Total recoveries	31	189

Net (charge-offs)	(179)	(492)

Allowance at end of year	$1,645	$1,824

Allowance for loan losses to non-performing loans at end of year	371.33%	242.23%
Allowance for loan losses to gross loans held for investment at the end of the year	1.77%	2.00%
Net (charge-offs) to average loans outstanding during the year	(0.18)%	(0.45)%

The allowance for loan losses to non-performing loans ratio increased due to a decrease in non-performing loans. The allowance for loan losses to gross loans held for investment decreased as a result of charge-offs recognized during 2014.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans held for investment at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate loans	$375	36.61%	$196	42.07%
Commercial real estate loans	1,126	59.31	1,568	52.64
Commercial and industrial loans	129	3.00	55	3.66
Consumer and other loans	15	1.08	5	1.63
Total allocated allowance	1,645	100.00%	1,824	100.00%
Unallocated	—		—
Total	$1,645		$1,824

Investments

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At June 30,
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)

Mortgage-backed securities (1)	$30,094	$29,819	$45,497	$45,306
Agency securities	9,106	8,831	10,385	10,034
Municipal obligations	309	309	—	—
Total	$39,509	$38,959	$55,882	$55,340

(1)	Includes Freddie Mac, Fannie Mae and Ginnie Mae obligations.

At June 30, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at June 30, 2014, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Mortgage-backed securities (1)	$110	2.48%	$10,934	1.49%	$17,183	2.49%	$1,867	2.85%	$30,094	$29,819	2.15%
Agency securities	—	—	2,300	1.35	6,806	2.20	—	—	9,106	8,831	1.98
Municipal obligations	—	—	309	1.43	—	—	—	—	309	309	1.43
Total	$110	2.48%	$13,543	1.46%	$23,989	2.41%	$1,867	2.85%	$38,509	$38,959	2.10%

(1) Includes Freddie Mac, Ginnie Mae and Fannie Mae obligations.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for use in lending and investment activities. We also use Federal Home Loan Bank of Dallas advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. Funds are derived from scheduled loan payments, securities maturities, loan prepayments, loan sales, and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated mainly from residents within our primary deposit market area. We offer a selection of deposit accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service and long-standing relationships with customers are relied upon to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type, for the years indicated.

	For the Year Ended June 30,
	2014			2013
	Average Amount	Percent	Weighted Average Rate	Average Amount	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest bearing	$12,372	9.24%	—%	$12,514	8.97%	—%
Checking	12,783	9.55	0.20%	12,038	8.63	0.22%
Money market	9,365	7.00	0.65%	9,919	7.11	0.68%
Savings	29,625	22.14	0.51%	27,194	19.50	0.67%
Certificates of deposit	69,674	52.07	1.04%	77,805	55.79	1.25%
Total	$133,819	100.00%	0.72%	$139,470	100.00%	0.90%

As of June 30, 2014, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $32.7 million. The following table sets forth the maturity of these certificates as of June 30, 2014.

At June 30, 2014
(In thousands)
Maturity Period:
Three months or less	$5,259
Over three through six months	2,443
Over six through twelve months	7,455
Over twelve months	17,528
Total	$32,685

Borrowings. As of June 30, 2014 and 2013, our borrowings consisted solely of Federal Home Loan Bank of Dallas advances. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended June 30,
	2014	2013
	(Dollars in thousands)

Average amount outstanding during the year	$11,309	$14,415
Highest amount outstanding at any month end during the year	$13,281	$15,452
Weighted average interest rate during the year	3.57%	4.03%
Balance outstanding at end of year	$8,810	$13,327
Weighted average interest rate at end of year	3.39%	3.11%

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee reviews our asset/liability policies and position and the implementation of interest rate risk strategies.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•	offering a variety of adjustable rate loan products;

•	using alternate funding sources, such as advances from the Federal Home Loan Bank of Dallas;

•	maintaining pricing strategies that encourage “core” deposits; and

•	selling longer-term, fixed rate loans into the secondary market.

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.

Economic Value of Equity. We monitor interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within the our policy guidelines.

The table below sets forth, as of June 30, 2014, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At June 30, 2014
Change in Interest		Estimated Increase (Decrease)
Rates (Basis Points)		in EVE
(1)	Estimated EVE (2)	Amount	Percent
	(Dollars in thousands)

+300	$21,185	$(2,529)	(10.66)%
+200	22,725	(989)	(4.17)%
+100	23,562	(152)	(0.64)%
—	23,714	—	—
-100	24,835	1,121	4.73%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at June 30, 2014, in the event of a 100 basis point decrease in interest rates, we would experience a 4.73% increase in EVE. In the event of a 200 basis point increase in interest rates at June 30, 2014, we would experience a 4.17% decrease in EVE.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in EVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and will differ from actual results.

EVE calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

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

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2014.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $9.9 million. Additional cash is being carried to cover loan funding requirements, especially construction loan draws, and to cover the cash requirements for the upcoming merger with Bank 1440 which are expected to be in the $2.0 to $2.5 million range. Available-for-sale securities, which provide additional sources of liquidity, totaled $39.0 million at June 30, 2014. In addition, at June 30, 2014, we had $8.8 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $76.0 million from them.

At June 30, 2014, we had $19.3 million in loan commitments outstanding, and an additional $9.3 million in commitments to originate and sell mortgage loans. In addition to commitments to originate loans, we had $3.4 million in unused lines of credit and $145,000 of commitments issued under standby letters of credit.

Certificates of deposit due within one year of June 30, 2014 totaled $31.4 million, or 23.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas.

Our primary investing activities are the origination of loans and the purchase of securities. In the fiscal years ended June 30, 2014 and 2013, we originated $136.8 million and $125.9 million of loans, respectively, and purchased $6.9 million and $31.3 million of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net decreases in total deposits of $844,000 and $7.9 million during the fiscal years ended June 30, 2014 and 2013, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances decreased by $4.5 million and $2.2 million during the fiscal years ended June 30, 2014 and 2013, respectively. Despite the increases in cash and cash equivalents, loans held for sale and loans held for investment in 2014, we were able to decrease our Federal Home Loan Bank advances due to a much larger decrease in our securities portfolio.

BANK’34 is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, BANK’34 exceeded all regulatory capital requirements. BANK’34 is considered “well-capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 10 of the Notes to the Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits and agreements with respect to securities.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 1 of the Notes to the Consolidated Financial Statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of Alamogordo Financial Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements, the report thereon and the notes thereto commence at page 38 of this Annual Report on Form 10-K.

37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alamogordo Financial Corp.

Alamogordo, New Mexico

We have audited the accompanying consolidated balance sheets of Alamogordo Financial Corp. (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamogordo Financial Corp. as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Briggs & Veselka Co.

Briggs & Veselka Co.

Houston, Texas

August 29, 2014

Alamogordo Financial Corp.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND 2013

	2014	2013

ASSETS
Cash and due from banks	$9,367,899	$3,920,096
Interest-bearing deposits with banks	577,861	296,200
Total cash and cash equivalents	9,945,760	4,216,296

Loans held for investment	92,642,550	91,214,232
Allowance for loan losses	(1,644,550)	(1,824,388)
Loans held for investment, net	90,998,000	89,389,844

Loans held for sale	10,278,801	6,295,062
Available-for-sale securities	38,958,910	55,339,595
Other real estate	836,888	1,391,713
Premises and equipment, net	9,979,320	10,458,581
Stock in financial institutions	648,235	955,987
Accrued interest receivable	476,962	463,630
Income taxes receivable	224,111	534,442
Bank owned life insurance	5,151,898	5,003,521
Prepaid and other assets	286,531	261,050

TOTAL ASSETS	$167,785,416	$174,309,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$13,926,745	$12,376,976
Savings and NOW deposits	52,886,361	49,443,794
Time deposits	67,859,876	73,696,551
Total deposits	134,672,982	135,517,321

Federal Home Loan Bank advances	8,809,932	13,327,199
Escrows	266,409	280,693
Accrued interest and other liabilities	1,852,487	1,587,188
Total liabilities	145,601,810	150,712,401

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $.10 par value; 20,000,000 shares authorized,
1,324,106 shares issued, and 1,318,474 and 1,304,526 outstanding	132,411	132,411
Additional paid-in capital	3,969,421	4,090,889
Retained earnings	19,135,293	20,369,869
Accumulated other comprehensive loss	(549,627)	(511,443)
Treasury stock, at cost; 5,632 and 19,580 shares	(139,332)	(484,406)
Unearned employee stock ownership plan (ESOP) shares	(364,560)	-
Total stockholders’ equity	22,183,606	23,597,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,785,416	$174,309,721

The accompanying notes are an integral part of these consolidated financial statements.

Alamogordo Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE FISCAL YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013

Interest income
Interest and fees on loans	$6,048,268	$6,819,081
Interest on securities	873,239	662,709
Interest on other interest-earning assets	18,271	20,717
Total interest income	6,939,778	7,502,507

Interest expense
Interest on deposits	959,395	1,249,672
Interest on Federal Home Loan Bank advances	403,820	581,119
Total interest expense	1,363,215	1,830,791

Net interest income	5,576,563	5,671,716
Provision for (credit to) loan losses	-	(121,000)

Net interest income after provision for (credit to) loan losses	5,576,563	5,792,716

Noninterest income
Gain on sale of mortgage loans	2,501,821	3,125,796
Service charges and fees	250,256	199,452
Gain (loss) on sale and impairments of other real estate	23,846	(14,388)
Loss on sale of securities	(3,000)	(81,572)
Bank owned life insurance income	148,377	196,972
Other	162,302	170,130
Total noninterest income	3,083,602	3,596,390

Noninterest expense
Salaries and benefits	5,305,419	5,599,006
Occupancy	1,107,211	1,145,149
Data processing fees	754,833	548,172
FDIC and other insurance expense	231,180	308,727
Professional fees	356,662	383,943
Merger-related expenses	920,420	234,007
Advertising	192,705	178,853
Net other real estate expenses	58,509	102,752
Other	967,802	985,492
Total noninterest expense	9,894,741	9,486,101

Loss before income taxes	(1,234,576)	(96,995)
Provision for income taxes	-	35,527

NET LOSS	(1,234,576)	(132,522)

Other comprehensive loss
Unrealized loss on available-for-securities	(38,184)	(635,904)

COMPREHENSIVE LOSS	$(1,272,760)	$(768,426)

Loss per common share:
Basic	$(0.95)	$(0.10)
Diluted	$(0.95)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

Alamogordo Financial Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED JUNE 30, 2014 and 2013

				Accumulated
				Other
		Additional		Comprehensive			Unearned	Total
	Common	Paid-In	Retained	Income	Unearned	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	(Loss)	Stock awards	Stock	Shares	Equity

BALANCE, JUNE 30, 2012	$132,411	$4,090,889	$20,502,391	$124,461	$(10,280)	$(163,625)	$-	$24,676,247
Net loss	-	-	(132,522)	-	-	-	-	(132,522)
Stock repurchases	-	-	-	-	-	(320,781)	-	(320,781)
Stock-based compensation	-	-	-		10,280	-	-	10,280
Unrealized loss on available-for-sale securities	-	-	-	(635,904)	-	-	-	(635,904)

BALANCE, JUNE 30, 2013	$132,411	$4,090,889	$20,369,869	$(511,443)	$-	$(484,406)	$-	$23,597,320
Net loss	-	-	(1,234,576)	-	-	-	-	(1,234,576)
Unrealized loss on available-for-sale securities	-	-	-	(38,184)	-	-	-	(38,184)
Unallocated/unearned ESOP shares	-	-	-	-	-	-	(160,895)	(160,895)
Amortization of ESOP award	-	(4,165)	-	-	-	-	24,106	19,941
Sale of treasury shares to ESOP	-	(117,303)	-	-	-	345,074	(227,771)	-

BALANCE JUNE 30, 2014	$132,411	$3,969,421	$19,135,293	$(549,627)	$-	$(139,332)	$(364,560)	$22,183,606

The accompanying notes are an integral part of these consolidated financial statements.

Alamogordo Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED JUNE 30, 2014 and 2013

	2014	2013

Cash flows from operating activities
Net loss	$(1,234,576)	$(132,522)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	506,932	530,614
Stock dividend on financial institution stock	-	(5,816)
(Gain) loss on sale and impairments of other real estate	(23,846)	14,388
Amortization of premiums and discounts on securities, net	730,956	1,065,162
ESOP expense	19,941	-
Loss on sale of available-for-sale securities	3,000	81,572
Gain on sale of mortgage loans	(2,501,821)	(3,125,796)
Stock-based compensation	-	10,280
Proceeds from sale of loans held for sale	93,554,202	102,865,408
Funding of loans held for sale	(95,036,120)	(99,149,636)
Provision for (credit to) loan losses	-	(121,000)
Earnings on bank-owned life insurance	(148,377)	(196,972)
Changes in operating assets and liabilities:
Accrued interest receivable	(13,332)	23,065
Income taxes receivable	310,331	74,600
Prepaid and other assets	(18,166)	912,713
Accrued interest and other liabilities	204,008	770,445
Net cash (used for) provided by operating activities	(3,646,868)	3,616,505

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	7,441,124	11,729,090
Proceeds from sales of available-for-sale securities	15,092,151	3,685,377
Purchases of available-for-sale securities	(6,924,730)	(31,265,472)
Funding of ESOP	(106,919)	-
Net change in loans held for investment	(1,689,674)	19,488,012
Purchases of premises and equipment	(27,671)	(255,872)
Redemption (purchases) of stock in financial institutions	307,752	(19,771)
Net proceeds from sales of other real estate	660,189	3,158,151
Net cash provided by investing activities	14,752,222	6,519,515

Cash flows from financing activities
Net decrease in deposits	(844,339)	(7,903,880)
Net decrease in escrows	(14,284)	(69,259)
Stock repurchases	-	(320,781)
Net decrease in Federal Home Loan Bank advances	(4,517,267)	(2,175,048)
Net cash used for financing activities	(5,375,890)	(10,468,968)

Net increase (decrease) in cash and cash equivalents	5,729,464	(332,948)

Cash and cash equivalents, beginning of year	4,216,296	4,549,244

Cash and cash equivalents, end of year	$9,945,760	$4,216,296

Supplemental disclosures:
Interest on deposits and advances paid	$1,373,379	$1,864,243
Income taxes paid (refund)	$(310,331)	$-
Noncash investing and financing activities:
Transfers of loans to other real estate	$81,518	$-
Sale and financing of other real estate	-	$2,509,570
Sale of treasury shares to ESOP	$345,074	$-

The accompanying notes are an integral part of these consolidated financial statements.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

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

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico and its loan production office in Scottsdale, Arizona. A large portion of the Bank’s loans are secured by real estate in Otero and Dona Ana Counties, New Mexico. The economy for these Counties’ is heavily dependent on two U.S. Government military installations located in the Counties. Accordingly, the ultimate collectability of the Bank’s loan portfolio is susceptible to changes in market conditions in southern New Mexico.

The primary deposit products are demand deposits, certificates of deposit, NOW and money market accounts. The primary lending products are real estate mortgages and commercial loans. The Bank is subject to competition from other financial institutions and regulations by certain federal agencies and undergoes periodic examinations by these regulatory authorities.

Rising and falling interest rate environments can have various impacts on the Bank’s net interest income, depending on the short-term interest rate gap that the Bank maintains. Relative changes in interest rates occur when the Bank’s various assets and liabilities reprice causing unscheduled repayments of loans, early withdrawals of deposits and other factors.

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

Reclassifications – Certain reclassifications have been made to the 2013 financial information to conform to the 2014 presentation.

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

Significant estimates include, but are not limited to, allowance for loan losses, useful lives used in depreciation and amortization, deferred income taxes and related valuation allowance, and valuation of other real estate.

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

Securities – The Company reviews its financial position, liquidity, and future plans in evaluating the criteria for classifying securities. Available-for-sale securities consist of bonds, notes, debentures, mortgage-backed securities, municipal obligations and certain equity securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the expected life of the security.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

Loans Held for Investment, Net – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs. Loans are considered past due or delinquent based on the contractual terms in the loan agreement and how recently repayments have been received. Interest income is recognized based upon principal amounts outstanding. The accrual of interest is discontinued at the time the loan is 90 days past due or when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal, unless the credit is well secured and in process of collection. Interest previously accrued but uncollected on such loans is reversed and charged against current income. Subsequent interest collected on such loans is credited to loan principal if, in the opinion of management, collectability of principal is doubtful; otherwise, the interest collected is recognized as income and resumption of interest accruals may occur. Loans are charged-off as uncollectible when, in the opinion of management, collectability of principal is improbable. Personal loans are typically charged off when no later than 180 days past due.

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio; credit concentrations; trends in historical loss experience; and specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the current level of net loan losses, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Loans Held for Sale – Loans held for sale includes mortgage loans and a portion of Small Business Administration (“SBA”) loans the Company intends to sell. They are carried at the lower of aggregate cost or fair value. Gains and losses on the sale of mortgage loans are recognized upon sale and are determined by the difference between the sales proceeds and carrying value of the loans. These loans are generally sold within 7 to 14 days of origination. Net unrealized losses, if any, are recorded as a valuation allowance and charged to operations. The loans held for sale portfolio totaled $10.3 million at June 30, 2014, including $7.7 million of residential mortgage loans and $2.6 million of SBA loans. The June 30, 2013 loans held for sale portfolio totaled $6.3 million, all of which were residential mortgage loans.

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

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

Other Real Estate (ORE) – ORE consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at fair market value based on appraisal value less estimated sales costs. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses; any subsequent valuation adjustments are charged to expense, and the basis of the properties is reduced accordingly. These properties are not held for the production of income and, therefore, are not depreciated. Significant improvements expected to increase the resale value are capitalized and added to the value of the property.

Bank Owned Life Insurance (BOLI) – The Bank holds BOLI representing life insurance on the lives of certain executives of the Bank purchased in order to help offset the costs of the Bank’s benefits expenses. BOLI is carried on our consolidated balance sheets at the net cash surrender value of the policies and increases in the net cash surrender value are recorded in noninterest income in the consolidated statements of comprehensive loss as bank owned life insurance income.

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

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

Financial Instruments with Off-Balance-Sheet Risk – In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received. The credit risk associated with these instruments is evaluated using the same methodology as for loans held for investment.

Advertising Cost – The Company conducts direct and nondirect response advertising. These costs are expensed as incurred. Advertising costs for the fiscal years ended June 30, 2014 and 2013 are $192,705 and $178,853, respectively.

Comprehensive Loss – Comprehensive loss consists of net loss and unrealized gains and losses on securities available-for-sale, net of taxes.

Stock-Based Compensation – The Company has a Stock Option Plan and a Recognition and Retention Plan which each award shares of the Company’s stock to directors and key employees.

The Company separates each award into vesting tranches and recognizes expense on the fair value of the option for each tranche over the vesting period. The fair value of options granted are estimated using the Black-Scholes option pricing model with the following assumptions: expected dividend yield, expected stock price volatility, risk free rate of return, and the expected life of options.

During the fiscal years ended June 30, 2014 and 2013, there were no options granted.

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

Loss Per Share – Basic loss per share have been calculated based upon the weighted-average number of common shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding. The calculation of diluted weighted-average shares outstanding for both 2014 and 2013 excludes 21,420 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive.

	2014	2013

Net loss	$(1,234,576)	$(132,522)
Weighted-average shares outstanding	1,295,518	1,311,500
Loss per common share:
Basic loss per share	$(0.95)	$(0.10)
Diluted loss per share	$(0.95)	$(0.10)

Business Combinations – The Company accounts for business combinations under the acquisition method  of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). The Company recognizes the full estimated fair value of the assets received  and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no recognition of the acquired  allowance for loan losses on our consolidated balance sheet as credit related factors are incorporated directly into the estimated fair value of the loans recorded at the effective date of the business combination. The excess of the cost of the merger over the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. Alternatively, a bargain purchase gain is recorded equal to the amount by which the estimated fair value of assets received exceeds the estimated fair value of liabilities assumed and consideration paid. Results of operations of the acquired  business are included in our statement of comprehensive income or loss from the effective date of the business combination.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

Subsequent Events – Subsequent events have been evaluated through August 29, 2014 which is the date the consolidated financial statements were issued.

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

In July 2013, the FASB issued ASU No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. Since the Company does not have any unrecognized tax benefits , the adoption of the ASU did not have a material impact on the Company’s Consolidated Financial Statements.

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

NOTE 2 – RESTRICTIONS ON CASH AND DUE FROM BANKS

Banks are required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserve required at June 30, 2014 and 2013 was $296,000 and $360,000, respectively, and is included in cash and cash equivalents on the consolidated balance sheets.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at June 30, 2014 and 2013. The carrying amount of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

June 30, 2014
Available-for-sale securities
Mortgage-backed securities	$30,094,054	$150,181	$(425,084)	$29,819,151
U.S. Government agencies	9,105,345	-	(274,499)	8,830,846
Municipal obligations	309,138	-	(225)	308,913
Totals	$39,508,537	$150,181	$(699,808)	$38,958,910

June 30, 2013
Available-for-sale securities
Mortgage-backed securities	$45,497,230	$224,727	$(415,444)	$45,306,513
U.S. Government agencies	10,384,942	-	(351,860)	10,033,082
Totals	$55,882,172	$224,727	$(767,304)	$55,339,595

Proceeds from the sale of available-for-sale securities and resulting net losses were as follows:

	2014	2013

Proceeds from sale	$15,092,151	$3,685,377
Losses, net	$3,000	$81,572

Amortized cost and fair value of securities by contractual maturity as of June 30, 2014 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their actual contractual maturities because of principal prepayments. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at June 30, 2014 were as follows:

	Amortized	Fair
	Cost	Value

Due in one year or less	$109,815	$110,830
Due from one to five years	13,543,202	13,464,554
Due from five to ten years	23,988,842	23,574,015
Due after ten years	1,866,678	1,809,511

Totals	$39,508,537	$38,958,910

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

At June 30, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At June 30, 2014, mortgage-backed securities included collateralized mortgage obligations of $8.2 million, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$7,092,004	$(144,288)	$15,296,013	$(280,796)	$22,388,017	$(425,084)
Government securities	939,203	(3,258)	7,891,643	(271,241)	8,830,846	(274,499)
Municipal obligations	308,913	(225)	-	-	308,913	(225)

Total temporarily impaired
securities	$8,340,120	$(147,771)	$23,187,656	$(552,037)	$31,527,776	$(699,808)

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities:
Mortgage-backed securities	$24,251,762	$(411,413)	$508,846	$(4,031)	$24,760,608	$(415,444)
Government securities	10,033,082	(351,860)	-	-	10,033,082	(351,860)

Total temporarily impaired
securities	$34,284,844	$(763,273)	$508,846	$(4,031)	$34,793,690	$(767,304)

At June 30, 2014 and 2013, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014 and June 30, 2013.

Loans and securities carried at approximately $84.8 million at June 30, 2014 were pledged to secure FHLB advances. In addition, securities carried at approximately $2.8 million at June 30, 2014 were pledged to secure public deposits.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	June 30,		June 30,
	2014	Percent	2013	Percent

Loans held for investment, net:
Commercial real estate	$55,103,109	59.31%	$48,081,339	52.64%
Residential real estate	34,014,516	36.61%	38,432,370	42.07%
Commercial and industrial	2,786,992	3.00%	3,345,819	3.66%
Consumer and other	1,007,106	1.08%	1,486,688	1.63%
Total gross loans	92,911,723	100.00%	91,346,216	100.00%
Unamortized loan fees	(269,173)		(131,984)
Loans held for investment	92,642,550		91,214,232
Allowance for loan losses	(1,644,550)		(1,824,388)

Loans held for investment, net	$90,998,000		$89,389,844

At June 30, 2014 and 2013, commercial real estate loans include construction loans of $4.8 million and $4.9 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of June 30, 2014 and 2013:

	As of June 30, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively
evaluated for impairment	1,125,650	374,476	129,309	15,115	1,644,550

Total	$1,125,650	$374,476	$129,309	$15,115	$1,644,550

Gross loans
Ending balance: individually
evaluated for impairment	$326,958	$-	$16,795	$-	$343,753
Ending balance: collectively
evaluated for impairment	54,776,151	34,014,516	2,770,197	1,007,106	92,567,970

Total	$55,103,109	$34,014,516	$2,786,992	$1,007,106	$92,911,723

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

	As of June 30, 2013
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively
evaluated for impairment	1,568,721	196,485	54,506	4,676	1,824,388

Total	$1,568,721	$196,485	$54,506	$4,676	$1,824,388

Gross loans
Ending balance: individually
evaluated for impairment	$633,202	$-	$-	$-	$633,202
Ending balance: collectively
evaluated for impairment	47,448,137	38,432,370	3,345,819	1,486,688	90,713,014

Total	$48,081,339	$38,432,370	$3,345,819	$1,486,688	$91,346,216

The following is a summary of activities for the allowance for loan losses for the years ended June 30, 2014 and 2013:

	Years Ended
	June 30,
	2014	2013

Beginning balance	$1,824,388	$2,436,785
Provision for (credit to) loan losses	-	(121,000)
Charge-offs:
Commercial real estate	(76,000)	(382,592)
Residential real estate	(86,710)	(111,237)
Consumer and other	(47,981)	(187,397)
Total charge-offs	(210,691)	(681,226)

Recoveries
Commercial real estate	29,700	66,265
Residential real estate	-	45,820
Consumer and other	1,153	77,744
Total recoveries	30,853	189,829
Net (charge-offs)	(179,838)	(491,397)

Ending balance	$1,644,550	$1,824,388

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

Nonperforming Assets – The following table presents an aging analysis of the recorded investment of past due loans as of June 30, 2014 and 2013. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

						Total
	30 - 59 Days	60 - 89 Days	Greater Than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
June 30, 2014
Commercial real estate	$162,403	$-	$-	$162,403	$54,940,706	$55,103,109
Residential
real estate	-	43,123	-	43,123	33,971,393	34,014,516
Commercial and industrial	-	-	-	-	2,786,992	2,786,992
Consumer
and other	-	-	-	-	1,007,106	1,007,106

Totals	$162,403	$43,123	$-	$205,526	$92,706,197	$92,911,723

June 30, 2013
Commercial real estate	$-	$-	$137,066	$137,066	$47,944,273	$48,081,339
Residential
real estate	-	44,509	64,566	109,075	38,323,295	38,432,370
Commercial and industrial	-	-	-	-	3,345,819	3,345,819
Consumer
and other	-	-	-	-	1,486,688	1,486,688

Totals	$-	$44,509	$201,632	$246,141	$91,100,075	$91,346,216

The following table sets forth nonaccrual loans and other real estate at June 30, 2014 and 2013:

	June 30,	June 30,
	2014	2013

Nonaccrual loans
Commercial real estate	$326,958	$633,202
Residential real estate	99,209	120,225
Commercial and industrial	16,795	-
Consumer and other	-	-
	442,962	753,427
Other real estate (ORE)	836,888	1,391,713

Total nonperforming assets	$1,279,850	$2,145,140

Nonperforming assets to gross loans held for investment and ORE	1.37%	2.31%
Nonperforming assets to total assets	0.76%	1.23%

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at June 30, 2014 and 2013. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

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

Doubtful – All the weakness inherent in one classified as substandard with the added characteristic that those weaknesses in place make the collection or liquidation in full, on the basis of current conditions, highly questionable and improbable.

Loss – Considered uncollectible or no longer a bankable asset. This classification does not mean that the asset has absolutely no recoverable value. In fact, a certain salvage value is inherent in these loans. Nevertheless, it is not practical or desirable to defer writing off a portion or whole of a perceived asset even though partial recovery may be collected in the future.

	As of June 30, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$52,371,807	$33,471,548	$2,770,197	$1,007,106	$89,620,658
Special mention	853,708	-	-	-	853,708
Substandard	1,877,594	542,968	16,795	-	2,437,357
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$55,103,109	$34,014,516	$2,786,992	$1,007,106	$92,911,723

	As of June 30, 2013
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$44,608,653	$37,690,632	$3,345,819	$1,486,688	$87,131,792
Special mention	1,807,893	223,317	-	-	2,031,210
Substandard	1,664,793	518,421	-	-	2,183,214
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$48,081,339	$38,432,370	$3,345,819	$1,486,688	$91,346,216

Impaired Loans – The following table includes the recorded investment and unpaid principal balances, net of charge-offs for impaired loans with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

	As of or For the Year Ended June 30, 2014
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$326,958	$326,958	$-	$341,606
Residential real estate	-	-	-	-
Commercial and industrial	16,795	16,795	-	23,866
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$326,958	$326,958	$-	$341,606
Residential real estate	-	-	-	-
Commercial and industrial	16,795	16,795	-	23,866
Consumer and other	-	-	-	-

As of or For the Year Ended June 30, 2013
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$633,202	$633,202	$-	$571,243
Residential real estate	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$633,202	$633,202	$-	$571,243
Residential real estate	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

During fiscal years 2014 and 2013, no interest income was recognized on these loans as interest collected was credited to loan principal.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at June 30, 2014 and 2013.

Troubled Debt Restructurings – Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, the Bank has granted a concession that they would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, rates, or a combination of the two. All troubled debt restructurings placed on nonaccrual status must show no less than six months of repayment performance by the borrower in accordance with contractual terms to return to accrual status. Once a loan has been identified as a troubled debt restructuring, it will continue to be reported as such until the loan is paid in full.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

The following is a summary of total troubled debt restructurings by class as of June 30, 2014 and 2013:

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Principal Net of Charge-offs

June 30, 2014
Commercial real estate	3	$859,028	$985,048	$816,563
Residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	16,795
Consumer and other	-	-	-	-

Totals	4	$958,068	$1,098,101	$833,358

June 30, 2013
Commercial real estate	2	$799,674	$902,342	$851,302
Residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	51,796
Consumer and other	-	-	-	-

Totals	3	$898,714	$1,015,395	$903,098

Troubled debt restructurings (post-modification) were the result of adding real estate taxes to the loan, along with legal costs related to bankruptcies. There were no specific reserves related to these credits and there were no commitments to lend additional amounts to these customers as of June 30, 2014 and 2013.

During the year ended June 30, 2014, there was one commercial real estate loan of $83,000, which was modified as a troubled debt restructuring. This restructuring was not in default during the year ended June 30, 2014.

Nonaccrual troubled debt restructurings as of June 30, 2014 and 2013 amounted to $344,000 and $398,000, respectively.

In the normal course of business, the Company may modify a loan for a credit worthy borrower where the modified loan is not considered a troubled debt restructuring. In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. The modifications to such loans are done according to existing underwriting standards which include review of historical financial statements, including current interim information if available, an analysis of the causes of the borrower’s decline in performance, and projections intended to assess repayment ability going forward.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 5 – STOCK IN FINANCIAL INSTITUTIONS

The Bank has acquired stock in the Federal Home Loan Bank (FHLB) of Dallas and in The Independent Bankers Bank (TIB). The carrying value of the stocks at June 30, 2014 and 2013 was $648,235 and $955,987, respectively, and is accounted for using the cost basis of accounting. The Bank is required to maintain minimum levels of FHLB stock based on various factors, including the amount of mortgage assets and the Bank’s total assets.

NOTE 6 – OTHER REAL ESTATE

Other real estate is summarized as follows:

	2014	2013

Other real estate:
Commercial	$820,000	$1,095,147
Residential	16,888	296,566

Total	$836,888	$1,391,713

An analysis of the change in other real estate follows:

	Years Ended June 30,
	2014	2013

Beginning balance	$1,391,713	$2,054,771
Foreclosures and additions	117,517	2,509,570
Gain (loss) on sale and impairments	23,846	(14,388)
Sales	(696,188)	(3,158,240)

Ending balance	$836,888	$1,391,713

NOTE 7 – PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated balance sheets at June 30, 2014 and 2013 were as follows:

	2014	2013

Cost:
Land	$2,043,881	$2,043,881
Building and improvements	11,192,591	11,180,536
Furniture and equipment	1,803,975	1,788,359
Automobiles	129,902	129,902
Total cost	15,170,349	15,142,678
Accumulated depreciation and amortization	(5,191,029)	(4,684,097)

Net book value	$9,979,320	$10,458,581

Depreciation and amortization expense was $506,932 and $530,614 for the years ended June 30, 2014 and 2013, respectively.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 8 – TIME DEPOSITS

Following are maturities of time deposits at June 30, 2014:

	Weighted-
	Average
Maturity	Rate	Amount

One year or less	0.89%	$31,377,583
Over one through three years	0.97%	31,849,509
Over three through five years	1.20%	4,632,784
Over five years	-	-

	0.95%	$67,859,876

At June 30, 2014 and 2013, the Bank had $32,684,578 and $34,911,564, respectively, in time deposits of $100,000 and over. At June 30, 2014, $15,157,297 of such time deposits matures within one year.

Interest expense on time deposits in denominations of $100,000 or more amounted to $319,301 and $447,795 for the years ended June 30, 2014 and 2013, respectively.

NOTE 9 – BORROWINGS

The Bank has established a borrowing line with the FHLB. As of June 30, 2014 and 2013, the Bank had outstanding advances totaling $8,809,932 and $13,327,199, respectively, carrying interest rates from 1.53% to 5.15%. As of June 30, 2014, the Bank had unused credit available under the FHLB blanket pledge agreement of $76.0 million. The following are maturities of outstanding FHLB advances at June 30, 2014:

For the Fiscal Year Ending
June 30,	Amount
2015	$2,564,242
2016	1,673,997
2017	296,440
2018	488,003
2019	3,026,057
Thereafter	761,193

$8,809,932

In addition, the Bank has a line of credit with another financial institution of $2.0 million.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for instruments that are included in the consolidated balance sheets.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of June 30, 2014 and 2013:

	2014	2013

Commitments to originate and sell mortgage loans	$9,311,118	$6,295,692
Commitments to extend credit	19,286,473	6,318,884
Unused lines of credit	3,446,483	10,870,351
Standby letters of credit	144,560	193,038

Totals	$32,188,634	$23,677,965

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies by and may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

NOTE 11 – LEASES

The Bank has noncancelable operating leases that expire over the next five years that require the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for these leases was $156,060 and $142,506 for the fiscal years ended June 30, 2014 and 2013, respectively.

Approximate future minimum rental commitments under noncancelable leases are:

For the Fiscal Year Ending
June 30,	Amount
2015	$125,478
2016	88,646
2017	79,176
2018	26,105
2019	22,322

$341,727

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 12 – EMPLOYEE RETIREMENT BENEFIT PLANS

Profit Sharing Plan – The Company has established a profit-sharing 401(k) type salary reduction plan (Plan) for all employees that meet the necessary eligibility requirements and participants are fully vested after six years of service. For Company matching contributions made for plan years prior to 2014, annual Company contributions were at the discretion of the Board of Directors. Effective January 1, 2014, the Company adopted a Safe Harbor matching contribution provision, whereby it agreed to match 100% of participant’s contributions up to the first 3% of salary and 50% of the next 2%, for a total maximum Company matching contribution of 4% of participant salary, as defined by the Plan. The Safe Harbor matching contribution is guaranteed.

Profit sharing plan expense was $57,300 and $68,875 for the fiscal years ended June 30, 2014 and 2013, respectively.

Employee Stock Ownership Plan – Employees participate in a leveraged Employee Stock Ownership Plan (ESOP). In 2014, the Company sold 13,948 treasury shares to the ESOP. In 2013, the Company repurchased 1,135 ESOP shares related to terminating participants. The Company makes discretionary contributions to the ESOP and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. Participants may receive the shares, cash, or a combination at the end of employment.

ESOP expense was $19,941 and $70,411 during 2014 and 2013, respectively. Shares held by the ESOP, at June 30, 2014 and 2013 were as follows:

	2014	2013

Allocated and committed to be allocated to participants	6,097	5,900
Unallocated/unearned	22,482	8,731

Total ESOP shares	28,579	14,631

Fair value of unallocated/unearned shares	$352,965	$141,879

Defined Benefit Plan – The Company contributes to a multiemployer defined benefit pension plan, the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”, EIN 13-5645888 and, Plan No. 333). On June 1, 2006, the Company froze the benefits available under the defined benefit pension plan. The risk of participating in the Pentegra DB Plan is different from single-employer plans in the following aspects:

•	Assets contributed to the Pentegra DB Plan may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the Pentegra DB Plan, the unfunded obligations may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in the Pentegra DB Plan, it may be required to pay a withdrawal liability.

The Company’s cash contributions to the Pentegra DB Plan were $204,039 in 2014 and $150,115 in in 2013, which represented less than 5% of the total plan contributions. As of June 30, 2013 (the most recent valuation report available) and June 30, 2012, the unfunded pension liability was approximately $551,000 (88.1% funded) and $223,000 (94.9% funded), respectively. Pension plan expense for 2014 and 2013 was $231,300 and $225,400, respectively. There are no funding improvement or rehabilitation plans pending, and no future minimum contributions required by collective-bargaining or other contractual agreements.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 13 – BOARD OF DIRECTORS’ RETIREMENT POLICY

The Bank has entered into director retirement agreements with three current Board members, which were amended in 2013.  Each agreement provides for a normal retirement benefit equal to each director’s accrual balance of $74,238 amortized with interest and payable upon the later of the director’s normal retirement date (age 70) or his separation from service, in monthly installments over a 15-year period.  The director’s account balance is payable to the director or the director’s beneficiary under certain circumstances as set forth in the director’s individual agreement.

The Board previously had a deferred compensation policy (Policy) to compensate Board members for their service to the Company. The retirement date for directors was the later of the last month in which they reached age 70 or completion of their term if they were elected to the Board during the annual meeting resulting in service beyond age 70. Upon retirement, Board members receive deferred compensation for the remainder of their life up to a maximum of $2,000 per month. Board members vested in the Policy based on service as follows: zero to four years of service (20%), five years of service (40%), six years of service (60%), seven years of service (80%) and eight years of service (100%). On September 21, 2011, the Board rescinded this retirement policy for current directors.

The total liability for the combined policies and agreements at June 30, 2014 and 2013 was $289,412 and $258,938, respectively.

NOTE 14 – INCOME TAXES

The provision for income taxes for the years ended June 30, 2014 and 2013 includes these components:

	2014	2013

Current
Federal	$-	$-
State	-	35,527
Deferred	-	-

Total income tax expense	$-	$35,527

The income tax expense for the years ended June 30, 2014 and 2013 differs from the amounts computed by applying the federal income tax rate of 34% to earnings before federal income tax expense. These differences are primarily caused by expenses that are not deductible for tax purposes and tax adjustments related to prior federal income tax returns.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

A reconciliation of income tax expense at the Federal statutory rate to the Company’s actual income tax expense for the fiscal years ended June 30, 2014 and 2013 is shown below:

	2014	2013

Federal tax at the statutory rate (34%)	$(419,758)	$(45,057)
Benefit from permanent differences:
State income taxes, net of Federal tax benefit	-	23,448
Transaction costs	262,286	-
Bank-owned life insurance	(63,470)	(60,943)
Change in valuation allowance	196,600	209,745
Other, net	24,342	(91,666)

Total income tax expense	$-	$35,527

The tax effects of temporary differences related to deferred taxes were:

	2014		2013
Deferred tax assets:
Allowance for loan losses		$645,018	$287,314
Stock awards		46,940	32,104
Board of Directors retirement plan		118,268	98,977
Tax credits		27,965	27,965
Other		153,197	60,881
Deferred compensation		191,584	149,708
Net operating loss carryforwards		1,278,230	1,738,758
Total deferred tax assets		2,461,202	2,395,707

Deferred tax liabilities:
FHLB stock dividends		(57,082)	(53,706)
Depreciation and amortization		(544,741)	(741,620)
Loan origination costs		(19,751)	(19,751)
Other		(91,343)	(28,945)
Total deferred tax liabilities		(712,917)	(844,022)

Net deferred tax asset before valuation allowance		1,748,285	1,551,685

Valuation allowance:
Beginning balance		(1,551,685)	(1,341,940)
Increase during the year		(196,600)	(209,745)
Ending balance		(1,748,285)	(1,551,685)

Net deferred tax asset	$		$-

A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, NOL carry-back potential, and tax planning strategies in making this assessment. At June 30, 2014 and 2013, management established a deferred tax asset valuation allowance of approximately $1.7 million and $1.6 million, respectively, based on its assessment of the amount of net deferred tax assets that are more-likely-than-not to be realized.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

At June 30, 2014, the Company had federal operating loss carry-forwards of approximately $2.8 million, which will begin to expire in 2033.

The Company files consolidated U.S. federal, Arizona and New Mexico income tax returns, which are subject to examination by the taxing authorities for years 2011 and later.

NOTE 15 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of June 30, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of June 30, 2014, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2014:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$23,739	23.89%	$7,948	≥8.00%	$9,935	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$22,492	22.64%	$3,974	≥4.00%	$5,961	≥6.00%

Tier I Capital
(to Average Assets)	$22,492	13.36%	$6,734	≥4.00%	$8,417	≥5.00%

As of June 30, 2013:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$25,090	25.77%	$7,788	≥8.00%	$9,735	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$23,866	24.51%	$3,894	≥4.00%	$5,841	≥6.00%

Tier I Capital
(to Average Assets)	$23,866	13.63%	$7,004	≥4.00%	$8,755	≥5.00%

NOTE 16 – RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties).

The activity of loans to such related parties is as follows:

	2014	2013

Beginning balance	$54,375	$733,452
New loans	1,800,663	-
Repayments	(53,899)	(814,077)
Credit line, net activity	80,000	135,000

Ending balance	$1,881,139	$54,375

Fees paid to directors during the year	$199,765	$165,093

Deposits from related parties held by the Bank at June 30	$1,316,248	$1,224,937

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 17 – STOCK-BASED COMPENSATION

The Bank’s Employee Stock Option Plan (the “Plan”), which is stockholder approved, permits the grant of share options and shares to its employees or directors for up to 63,749 shares of common stock. The exercise price equaled the market price on the date the options were granted. The directors are 100% vested. The options become exercisable for the key employees at a vesting rate of 20% per year over five years and have an expiration date of the earlier of ten years from the date of grant or five years from termination.

A summary of option activity under the Plan during the fiscal years ended June 30, 2014 and 2013 is presented below:

	2014
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding, beginning of year	21,420	$19.75	4.9
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-

Outstanding, end of year	21,420	19.75	3.9

Exercisable, end of year	21,420	19.75	3.9

	2013
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding, beginning of year	26,424	$19.75	6.1
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(5,004)	19.75	7.0

Outstanding, end of year	21,420	19.75	4.9

Exercisable, end of year	21,420	19.75	4.9

In November 2007, the Company contributed $323,068 allowing the Recognition and Retention Plan (RRP) to acquire 9,502 shares of common stock of the Company, at $34.00 per share, which were subsequently awarded to directors and key employees. Stock awards for 3,670 shares to the directors vested 50% on January 1, 2008 and the remaining 50% vested on January 1, 2009. Stock awards for 5,832 shares to key employees vest at 20% per year over five years beginning July 1, 2008. The un-amortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity.

In July 2009, the Company contributed $126,558 allowing the RRP to acquire 6,408 shares of common stock of the Company, at $19.25 per share, which were subsequently awarded to directors and key employees. Stock awards for 2,000 shares to the directors vested 50% on July 1, 2009 and the remaining 50% vested on July 1, 2011. Stock awards for 4,408 shares to key employees vest at 20% per year over five years beginning July 1, 2009. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity.

As of June 30, 2013 all shares were vested.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

The RRP expense for the years ended June 30, 2014 and 2013 was $0 and $10,280, respectively.

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at June 30, 2014 and 2013.

Available-for-sale Securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly-liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities.

Loans Held for Sale – The fair value of loans held for sale is based on quoted market prices from FHLMC. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

Other Real Estate – Other real estate is fair valued under Level 3 based on property appraisals less estimated disposition costs, which include both observable and unobservable inputs, at the time of transfer and as appropriate thereafter.

Loans Held for Investment – Loans held for investment are generally not recorded at fair value on a recurring basis. Periodically, the Bank records nonrecurring adjustments to the carrying value of these loans based on fair value measurements for loans subject to impairment. The fair value of impaired loans is typically determined using a combination of observable inputs, such as interest rates, contract terms, appraisals of collateral supporting the loan and recent comparable sales of similar properties, and unobservable inputs such as creditworthiness, disposition costs and underlying cash flows associated with the loan. Since the estimates of fair value utilized for loans also involve unobservable inputs, valuations of impaired loans have been classified as Level 3.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

June 30, 2014
Recurring basis
Mortgage-backed securities	$-	29,819,151	-	29,819,151
U.S. Government agencies	-	8,830,846	-	8,830,846
Municipal obligations	-	308,913	-	308,913
Nonrecurring basis
Loans held for sale	-	10,278,801	-	10,278,801
Other real estate	-	-	836,888	836,888
Impaired loans	-	-	343,753	343,753

Totals	$-	49,237,711	1,180,641	50,418,352

June 30, 2013
Recurring basis
Mortgage-backed securities	$-	45,306,513	-	45,306,513
U.S. Government agencies	-	10,033,082	-	10,033,082
Nonrecurring basis
Loans held for sale	-	6,295,062	-	6,295,062
Other real estate	-	-	1,391,713	1,391,713
Impaired loans	-	-	633,202	633,202

Totals	$-	61,634,657	2,024,915	63,659,572

The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Bank does not know whether the fair values shown represent values at which the respective financial instruments could be sold individually or in the aggregate.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2014 and 2013.

	June 30, 2014
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$9,368	$9,368	$9,368	$-	$-
Interest-bearing deposits
with banks	578	578	$578	-	-
Available-for-sale securities	38,959	38,959	-	38,959	-
Loans held for sale	10,279	10,279	-	10,279	-
Loans held for investment, net	90,998	92,593	-	-	92,593
Stock in financial institutions	648	648	-	648	-

Financial liabilities:
Demand deposits and
savings and NOW
deposits	$66,813	$66,063	$66,063	$-	$-
Time deposits	67,860	68,061	-	68,061	-
Federal Home Loan Bank advances	8,810	9,187	-	9,187	-

	June 30, 2013
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$3,920	$3,920	$3,920	$-	$-
Interest-bearing deposits
with banks	296	296	296	-	-
Available-for-sale securities	55,340	55,340	-	55,340	-
Loans held for sale	6,295	6,295	-	6,295	-
Loans held for investment, net	89,390	92,385	-	-	92,385
Stock in financial institutions	956	956	-	956	-

Financial liabilities:
Demand deposits and
savings and NOW
deposits	$61,821	$61,272	$61,272	$-	$-
Time deposits	73,697	74,042	-	74,042	-
Federal Home Loan Bank advances	13,327	14,357	-	14,357	-

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

The following methods and assumptions were used to estimate the fair value of the additional classes of financial instruments shown:

Cash and Due from Banks, Interest-Bearing Deposits with Banks and Stock in Financial Institutions– The carrying amount approximates fair value.

Deposits and Federal Home Loan Bank (FHLB) Advances – Deposits include demand deposits, savings accounts, NOW accounts and money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits and FHLB advances is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits and advances of similar remaining maturities.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 19 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information as of and for the years ended June 30, 2014 and 2013, pertaining only to Alamogordo Financial Corp. is as follows:

BALANCE SHEETS

	2014	2013

ASSETS
Cash and due from banks	$427,146	$444,227
Investment in wholly owned subsidiary	21,942,186	23,376,987
ESOP note receivable	360,987	-
Prepaid and other assets	47,169	-

TOTAL ASSETS	$22,777,488	$23,821,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Income taxes payable	$501,323	$190,993
Accrued interest and other liabilities	92,559	32,901
Total liabilities	593,882	223,894

Stockholders’ equity
Common stock, $.10 par value; 20,000,000 shares authorized, 1,324,106
and 1,324,106 shares issued, and 1,318,474 and 1,304,526 outstanding	132,411	132,411
Additional paid-in capital	3,969,421	4,090,889
Retained earnings	19,135,293	20,369,869
Accumulated other comprehensive loss	(549,627)	(511,443)
Treasury stock, at cost; 5,632 and 19,580 shares	(139,332)	(484,406)
Unearned employee stock ownership plan (ESOP) shares	(364,560)	-
Total stockholders’ equity	22,183,606	23,597,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,777,488	$23,821,214

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

STATEMENTS OF COMPREHENSIVE LOSS

	2014	2013

Interest income on ESOP note receivable	$18,862	$-
Noninterest income
Equity in (loss) income of subsidiary	(1,027,871)	12,600

Noninterest expense
Professional fees and other	225,567	145,122

Loss before income taxes	(1,234,576)	(132,522)

Provision for income taxes	-	-

Net loss	(1,234,576)	(132,522)

Other comprehensive loss
Unrealized loss on available-for-sale securities	(38,184)	(635,904)

COMPREHENSIVE LOSS	$(1,272,760)	$(768,426)

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

STATEMENTS OF CASH FLOWS

	2014	2013

Cash flows from operating activities
Net loss	$(1,234,576)	$(132,522)
Adjustments to reconcile net loss to net cash from
operating activities
Equity in loss (income) in subsidiary	1,027,871	(12,600)
Changes in operating assets and liabilities
Income taxes payable	310,330	190,943
Prepaid and other assets	(47,169)	360,804
Accrued interest and other liabilities	33,361	(211,792)
Other, net	21	-
Net cash from operating activities	89,838	194,833

Cash flows from investing activities -
Funding of ESOP	(106,919)	-

Cash flows from financing activities -
Stock repurchases	-	(320,781)

Net change in cash and due from banks	(17,081)	(125,948)

Cash and cash equivalents, beginning of year	444,227	570,175

Cash and cash equivalents, end of year	$427,146	$444,227

Supplemental disclosures:
Noncash investing and financing activities:
Sale of treasury shares to ESOP	$345,074	$-

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 20 – PLAN OF MERGER

On June 26, 2013, the Company and Bank 1440, headquartered in Phoenix, Arizona, jointly announced the execution of an agreement and plan of merger for the two community banks, with the Bank as the surviving entity. On April 1, 2014 they jointly announced an amendment of that agreement and plan of merger. Under the amended terms, common and preferred shareholders of Bank 1440 have the right to receive 0.17064 shares of Alamogordo Financial Corp. common stock and $0.94 of cash, for each share of Bank 1440 stock.

Based upon Alamogordo Financial Corp's closing price as of April 1, 2014, the transaction is valued at approximately $8.0 million in the aggregate. The transaction is expected to close on August 29, 2014.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)	We will not be required to provide management’s report as to internal control over financial reporting until the Annual Report on Form 10-K for the fiscal year ending June 30, 2015.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Alamogordo Financial Corp. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Alamogordo Financial Corp.’s website at www.bank34online.com under “About BANK’34 – Investor Relations.”

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of June 30, 2014 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	21,420	$19.75	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	21,420	$19.75	—

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” in the Proxy Statement.

(d)	Changes in Control

Management of the Company know of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors – Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Charter of Alamogordo Financial Corp. (1)
3.2	Bylaws of Alamogordo Financial Corp. (1)
4	Form of Common Stock Certificate of Alamogordo Financial Corp. (1)
10.1	Deferred Compensation Agreement with Jill Gutierrez † (2)
10.2	Deferred Compensation Agreement with Jan R. Thiry † (2)
10.3	Deferred Compensation Agreement with William P. Kauper † (2)
10.4	Split Dollar Life Insurance Agreement with Jill Gutierrez † (2)
10.5	Form of Director Retirement Agreement, as amended † (2)
10.6	Form of Director Split Dollar Life Insurance Agreement † (2)
10.7	Alamogordo Financial Corp. 2001 Stock Option Plan (3) †
10.8	Alamogordo Financial Corp. 2001 Recognition and Retention Plan (3) †
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

†	Management contract or compensation plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Alamogordo Financial Corp. (File No. 333-92913), originally filed with the Securities and Exchange Commission on December 16, 1999.
(2)	Incorporated by reference to the Registration Statement on Form S-4 of Alamogordo Financial Corp. (File No. 333-192233), originally filed with the Securities and Exchange Commission on November 8, 2013.
(3)	Incorporated by reference to the exhibits to Alamogordo Financial Corp.’s Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29655) as filed with the Securities and Exchange Commission on May 5, 2001).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMOGORDO FINANCIAL CORP.

Date: August 29, 2014	By:	/s/ Jill Gutierrez
Jill Gutierrez
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jill Gutierrez	President, Chief Executive Officer	August 29, 2014
Jill Gutierrez	and Director (Principal Executive
Officer)

/s/ Jan R. Thiry	Senior Vice President, Chief	August 29, 2014
Jan R. Thiry	Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ William F. Burt	Vice Chairman	August 29, 2014
William F. Burt

/s/ James D. Harris	Director	August 29, 2014
James D. Harris

/s/ Randal L. Rabon	Chairman	August 29, 2014
Randal L. Rabon

/s/ Don P. Van Winkle	Director	August 29, 2014
Don P. Van Winkle

