Form 10-Q
period 2014-09-30
ALAMOGORDO FINANCIAL CORP
filed 2014-11-19
CIK 1100542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 000-29655

Alamogordo Financial Corp.

(Exact name of registrant as specified in its charter)

United States	74-2819148
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

500 East 10th Street, Alamogordo, New Mexico	88310
(Address of Principal Executive Offices)	Zip Code

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

YES ☒ NO ☐ .

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

Shares of the Registrant’s common stock, par value $0.10 per share, issued and outstanding as of November 17, 2014 were 1,679,500.

Alamogordo Financial Corp.
FORM 10-Q

Item 1. Financial Statements

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	June 30, 2014

ASSETS
Cash and due from banks	$4,298,519	$9,367,899
Interest-bearing deposits with banks	4,600,467	577,861
Total cash and cash equivalents	8,898,986	9,945,760

Loans held for investment	163,274,765	92,642,550
Allowance for loan losses	(1,668,581)	(1,644,550)
Loans held for investment, net	161,606,184	90,998,000

Loans held for sale	9,920,256	10,278,801
Available-for-sale securities	53,837,520	38,958,910
Other real estate	820,000	836,888
Premises and equipment, net	10,178,688	9,979,320
Stock in financial institutions	1,602,935	648,235
Accrued interest receivable	755,368	476,962
Income taxes receivable	224,111	224,111
Bank owned life insurance	5,187,546	5,151,898
Core deposit intangible	492,792	-
Prepaid and other assets	443,806	286,531

TOTAL ASSETS	$253,968,192	$167,785,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$19,152,688	$13,926,745
Savings and NOW deposits	98,887,184	52,886,361
Time deposits	86,625,132	67,859,876
Total deposits	204,665,004	134,672,982

Federal Home Loan Bank advances	16,220,231	8,809,932
Escrows	377,146	266,409
Accrued interest and other liabilities	2,136,063	1,852,487
Total liabilities	223,398,444	145,601,810

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.10 par value; 20,000,000 shares authorized, 1,684,741 issued, 1,679,109 outstanding at September 30, 2014, 1,324,106 issued and 1,318,474 outstanding at June 30, 2014.	168,474	132,411
Additional paid-in capital	9,715,814	3,969,421
Retained earnings	21,860,775	19,135,293
Accumulated other comprehensive loss	(682,119)	(549,627)
Treasury stock, at cost; 5,632 shares	(139,332)	(139,332)
Unearned employee stock ownership plan (ESOP) shares	(353,864)	(364,560)
Total stockholders’ equity	30,569,748	22,183,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$253,968,192	$167,785,416

See accompanying notes.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2014	2013

Interest income
Interest and fees on loans	$1,772,820	$1,513,351
Interest on securities	209,156	205,805
Interest on other interest-earning assets	5,462	4,253
Total interest income	1,987,438	1,723,409

Interest expense
Interest on deposits	260,162	262,424
Interest on borrowings	91,660	125,017
Total interest expense	351,822	387,441

Net interest income	1,635,616	1,335,968
Provision for loan losses	-	-

Net interest income after provision for loan losses	1,635,616	1,335,968

Noninterest income
Gain on sale of loans	976,248	573,379
Service charges and fees	50,804	48,592
Gain on sale and impairments of other real estate	-	1,329
(Loss) on sale of securities	-	(4,534)
Bank owned life insurance income	35,648	39,158
Bargain purchase gain	2,898,847	-
Other	50,594	38,803
Total noninterest income	4,012,141	696,727

Noninterest expense
Salaries and benefits	1,561,595	1,269,383
Occupancy	323,257	287,541
Data processing fees	181,941	148,286
FDIC and other insurance expense	47,899	55,639
Professional fees	101,751	125,779
Merger-related expenses	311,441	126,413
Advertising	34,559	36,760
Net other real estate expenses	12,310	5,493
Other	347,522	204,728
Total noninterest expense	2,922,275	2,260,022

Income (loss) before income taxes	2,725,482	(227,327)
Provision for income taxes	-	-

NET INCOME (LOSS)	2,725,482	(227,327)

Other comprehensive loss
Unrealized loss on available-for-sale securities	(132,492)	(1,639,555)

COMPREHENSIVE INCOME (LOSS)	$2,592,990	$(1,866,882)

Income (loss) per common share:
Basic	$1.89	$(0.17)
Diluted	$1.89	$(0.17)

See accompanying notes.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive		Unearned	Total
	Common	Paid-In	Retained	Income	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	(Loss)	Stock	Shares	Equity

BALANCE, JUNE 30, 2013	$132,411	$4,090,889	$20,369,869	$(511,443)	$(484,406)	$-	$23,597,320

Net loss	-	-	(227,327)	-	-	-	(227,327)
Stock repurchases	-	-	-	-		-	-
Stock-based compensation	-	-	-		-	-	-
Unrealized loss on available-for-sale securities	-	-	-	(1,639,555)	-	-	(1,639,555)
Other	-	-	(21)	-	-	-	(21)

BALANCE, SEPTEMBER 30, 2013	$132,411	$4,090,889	$20,142,521	$(2,150,998)	$(484,406)	$-	$21,730,417

BALANCE, JUNE 30, 2014	$132,411	$3,969,421	$19,135,293	$(549,627)	$(139,332)	$(364,560)	$22,183,606

Net income	-	-	2,725,482	-	-	-	2,725,482
Unrealized loss on available-for-sale securities	-	-	-	(132,492)	-	-	(132,492)
Issuance of common stock in merger	36,063	5,747,365					5,783,428
Amortization of ESOP award	-	(972)	-	-	-	10,696	9,724

BALANCE, SEPTEMBER 30, 2014	$168,474	$9,715,814	$21,860,775	$(682,119)	$(139,332)	$(353,864)	$30,569,748

See accompanying notes.

ALAMOGORDO FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net income (loss)	$2,725,482	$(227,327)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	131,713	129,439
Stock dividend on financial institution stock	-	(600)
Gain on sale and impairments of other real estate	-	(1,329)
Amortization of premiums and discounts on securities, net	161,973	255,016
ESOP expense	9,724	-
Bargain purchase gain	(2,898,847)	-
Loss on sale of available-for-sale securities	-	4,534
Gain on sale of loans	(976,248)	(573,379)
Proceeds from sale of loans held for sale	23,174,118	26,225,265
Funding of loans held for sale	(21,839,325)	(23,726,691)
Earnings on bank-owned life insurance	(35,648)	(39,158)
Changes in operating assets and liabilities:
Accrued interest receivable	80,228	(20,645)
Prepaid and other assets	(11,079)	(107,282)
Accrued interest and other liabilities	(7,390)	(44,953)
Net cash (used for) provided by operating activities	514,701	1,872,890

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	1,528,602	2,997,145
Proceeds from sales of available-for-sale securities	-	1,942,834
Purchases of available-for-sale securities	-	(6,893,469)
Net change in loans held for investment	(3,224,269)	100,489
Purchases of premises and equipment	(4,653)	(8,373)
Redemption (purchases) of stock in financial institutions	(290,500)	-
Net proceeds from sales of other real estate	16,888	170,817
Cash paid for acquisition	(3,804,414)	-
Cash received for acquisition	2,208,730	-
Net cash provided by investing activities	(3,569,616)	(1,690,557)

Cash flows from financing activities
Net change in deposits	(5,512,895)	(330,908)
Net increase in escrows	110,737	94,888
Net increase in Federal Home Loan Bank advances	7,410,299	619,775
Net cash used for financing activities	2,008,141	383,755

Net increase (decrease) in cash and cash equivalents	(1,046,774)	566,088

Cash and cash equivalents, beginning of period	9,945,760	4,216,296

Cash and cash equivalents, end of period	$8,898,986	$4,782,384

Supplemental disclosures:
Interest on deposits and advances paid	$336,808	$377,086
Income taxes paid (refund)	$-	$-
Noncash investing and financing activities:
Transfers of loans to other real estate	$-	$36,000
Sale and financing of other real estate	$-	$-

See accompanying notes.

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

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

The Company completed its acquisition of Bank 1440 on August 29, 2014. Merger consideration was $9.6 million, including $3.8 million in cash and 360,635 shares of Alamogordo Financial Corp. common stock valued at $5.8 million. In the merger, the Company received assets valued at $88.3 million and assumed liabilities of $75.8 million. The transaction resulted in an increase in stockholders’ equity of $8.7 million, including $5.8 million due to the fair value of shares issued and the $2.9 million bargain purchase gain recorded in the consolidated statements of comprehensive income (loss).

The consolidated financial statements of the Company at September 30, 2014 (unaudited) and for the three months ended September 30, 2014 and 2013 (unaudited) have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and predominant practices followed by the financial services industry. However, in management’s opinion, the interim data at September 30, 2014 and for the three months ended September 30, 2014 and 2013 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission (SEC) on August 29, 2014.

The Bank provides a variety of banking services to individuals and businesses through its four full-service branches in Alamogordo and Las Cruces, New Mexico and Phoenix and Peoria, Arizona.

A large portion of the Bank’s loans are secured by real estate in Otero and Dona Ana Counties, New Mexico. The economy for these Counties’ is heavily dependent on two U.S. Government military installations located in the Counties. Accordingly, the ultimate collectability of a large portion of the Bank’s loan portfolio is susceptible to changes in market conditions in southern New Mexico.

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

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

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

Subsequent Events – Subsequent events have been evaluated through November 19, 2014 which is the date the consolidated financial statements were issued.

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

NOTE 2 – BUSINESS COMBINATION

On August 29, 2014 (“acquisition date”), the Company acquired 100% of the outstanding stock of Bank 1440, a state-chartered commercial bank headquartered in Phoenix, Arizona with approximately $88.3 million in assets at fair value and 2 branches. Bank 1440 shareholders received $0.94 in cash and 0.17064 shares of the Company’s common stock in exchange for each share of Bank 1440 common stock and Series A preferred stock, resulting in the Company issuing 360,635 shares of its common stock, subject to adjustment for cash paid in lieu of fractional shares. The acquisition resulted from a combination of expected synergies and the intent to expand business operations in Phoenix, Arizona.

The Bank 1440 transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Per the applicable accounting guidance for business combinations, these fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

A provisional bargain purchase gain of $2.9 million was recognized in noninterest income, which is calculated as the excess of net identifiable assets acquired at $12.5 million over consideration transferred of $9.6 million. No tax benefit or expense was recognized on the fair market value adjustments since the Company and Bank 1440 both have 100% valuation allowances against their net deferred tax assets and neither has been imputing tax benefits or expense on current income due to past years net operating losses.

The following tables provide the preliminary purchase price calculation as of the acquisition date and the identifiable assets purchased and the liabilities assumed at their estimated fair value. These fair value measurements are provisional based on third-party valuations that are currently under review and are subject to refinement for up to one year after the acquisition date based on additional information obtained by management that existed as of the acquisition date.

August 31,
Purchase Price	2014

Gross AFC Shares Issued on Exchange	360,635
Closing price per share of the Company's Common Stock	$16.00

Stock Consideration (0.17064 ratio)	$5,770,160

Option and Warrant consideration	$1,298,629
20% Cash & Cash in Lieu	2,105,785
Dissenters Payments	400,000

Cash Consideration	$3,804,414

Total purchase price	$9,574,574

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

Preliminary Statement of Net Assets Acquired at Fair Value:

ASSETS
Cash and due from banks	$2,208,730
Available-for-sale securities	17,365,877
Loans held for investment, net	67,383,915
Premises and equipment, net	326,428
Core deposit intangible	502,000
Accrued interest receivable and other assets	482,354
Total Assets	$88,269,304	$88,269,304

LIABILITIES
Deposits	$75,504,917
Federal Home Loan Bank Advances	-
Accrued interest and other liabilities	290,966
Total liabilities	$75,795,883	(75,795,883)

Net identifiable assets acquired		$12,473,421

Total purchase price		$(9,574,574)

Bargain purchase gain		$2,898,847

The operating results of the Company for the three month period ended September 30, 2014 include the operating results of the acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of Bank 1440 provided approximately $354,000 in interest income and approximately $80,000 in net income for the period from the Acquisition Date to September 30, 2014, ignoring purchase accounting fair value adjustment amortization. Bank 1440’s results of operations prior to the Acquisition Date are not included in the Company’s consolidated statements of comprehensive income (loss).

Merger-related charges of $311,000 and $126,000 were recorded in the Company’s consolidated statements of comprehensive income (loss) as noninterest expense for the three months ended September 30, 2014 and 2013, respectively, and include incremental costs to integrate the operations of the Company and Bank 1440. Such expenses were for professional services including legal fees, costs related to termination of existing contractual arrangements for various services including the write off of tenant improvements as a result of planned relocation of the Phoenix office, travel costs, printing, supplies and other costs. The integration of Bank 1440 into the Company continues to progress as scheduled. Core operating systems are expected to be converted in March 2015.

The following table provides the unaudited pro forma information for the results of operations for the three months ended September 30, 2014 and 2013 as if the acquisition had occurred July 1 of each year. These adjustments include the impact of certain purchase accounting adjustments including accretion of loan discounts, core deposit intangible amortization, fixed asset depreciation and deposit premium amortization as well as a bargain purchase gain of $2.9 million in August 2014. In addition, the merger expenses previously discussed are included in each period presented. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro-forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined corporation that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

Pro-Forma Results of Operations

	Three Months Ended September 30,
	2014	2013

Total revenue, net of interest expense	$5,754,442	$3,712,187
Net income	2,251,120	439,625

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations relates to the valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of Bank 1440’s previously established allowance for loan losses.

All of the acquired loans were evaluated for evidence of credit quality deterioration and none were found to be accountable under ASC 310-30 (acquired impaired). All acquired loans are accounted for under ASC 310-20 (acquired non-impaired). The fair value of the acquired loans at the Acquisition Date was $67.4 million. The gross contractually required principal and interest payments receivable for acquired loans was $68.5 million.

The fair value of the investment securities acquired was approximately $17.4 million.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at September 30, 2014 and June 30, 2014. The carrying amount of such securities and their approximate fair values were as follows:

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2014
Available-for-sale securities
Mortgage-backed securities	$35,312,062	$130,830	$(469,672)	$34,973,220
U.S. Government agencies	8,922,872	2,318	(291,852)	8,633,338
Corporate bonds	4,238,709	3,812	(56)	4,242,465
Municipal obligations	6,045,996	19,410	(76,909)	5,988,497

	$54,519,639	$156,370	$(838,489)	$53,837,520

June 30, 2014
Available-for-sale securities
Mortgage-backed securities	$30,094,054	$150,181	$(425,084)	$29,819,151
U.S. Government agencies	9,105,345	-	(274,499)	8,830,846
Corporate bonds	-	-	-	-
Municipal obligations	309,138	-	(225)	308,913

	$39,508,537	$150,181	$(699,808)	$38,958,910

Proceeds from the sale of available-for-sale securities and resulting net gains (losses) were as follows:

	Three Months Ended September 30,
	2014	2013

Proceeds from sale	$-	$1,942,834
Losses, net	$-	$4,534

Amortized cost and fair value of securities by contractual maturity as of September 30, 2014 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their actual contractual maturities because of principal prepayments. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of securities available-for-sale at September 30, 2014 were as follows:

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,030,473	$1,032,266
Due from one to five years	8,072,160	7,996,584
Due from five to ten years	8,025,282	7,830,285
Due after ten years	37,391,724	36,978,385

Totals	$54,519,639	$53,837,520

At September 30, 2014 and June 30, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At September 30, 2014, mortgage-backed securities included collateralized mortgage obligations of $11.6 million, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$9,492,549	$(41,140)	$16,100,657	$(428,532)	$25,593,206	$(469,672)
Government securities	-	-	7,746,034	(291,852)	7,746,034	(291,852)
Corporate bonds	1,089,355	(56)	-	-	1,089,355	(56)
Municipal obligations	3,619,345	(76,909)	-	-	3,619,345	(76,909)

Total temporarily impaired securities	$14,201,249	$(118,105)	$23,846,691	$(720,384)	$38,047,940	$(838,489)

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities
Mortgage-backed securities	$7,092,004	$(144,288)	$15,296,013	$(280,796)	$22,388,017	$(425,084)
Government securities	939,203	(3,258)	7,891,643	(271,241)	8,830,846	(274,499)
Corporate bonds	-	-	-	-	-	-
Municipal obligations	308,913	(225)	-	-	308,913	(225)

Total temporarily impaired securities	$8,340,120	$(147,771)	$23,187,656	$(552,037)	$31,527,776	$(699,808)

At September 30, 2014 and June 30, 2014, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014 and June 30, 2014.

Loans and securities carried at approximately $89.0 million at September 30, 2014 were pledged to secure FHLB advances. In addition, securities carried at approximately $2.8 million at September 30, 2014 were pledged to secure public deposits.

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	September 30, 2014		June 30, 2014
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$118,257,314	72.2%	$55,103,109	59.3%
Residential real estate	33,541,298	20.4%	34,014,516	36.6%
Commercial and industrial	7,335,838	4.5%	2,786,992	3.0%
Consumer and other	4,737,899	2.9%	1,007,106	1.1%
Total gross loans	163,872,349	100.0%	92,911,723	100.0%
Unamortized loan fees	(597,584)		(269,173)
Loans held for investment	163,274,765		92,642,550
Allowance for loan losses	(1,668,581)		(1,644,550)

Loans held for investment, net	$161,606,184		$90,998,000

At September 30, 2014 and June 30, 2014, commercial real estate loans include construction loans of $7.9 million and $4.8 million, respectively. Unamortized loan fees increased $328,000 in the quarter ended September 30, 2014 with $273,000 due to the addition of Bank 1440 deferred fees in the merger.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans:

	As of September 30, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively
evaluated for impairment	1,085,439	429,631	137,922	15,589	1,668,581

Total	$1,085,439	$429,631	$137,922	$15,589	$1,668,581

Gross loans
Ending balance: individually
evaluated for impairment	$4,448,291	$521,473	$16,795	$520,096	$5,506,655
Ending balance: collectively
evaluated for impairment	113,809,023	33,019,825	7,319,043	4,217,803	158,365,694
Total	$118,257,314	$33,541,298	$7,335,838	$4,737,899	$163,872,349

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

	As of June 30, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,125,650	374,476	129,309	15,115	1,644,550

Total	$1,125,650	$374,476	$129,309	$15,115	$1,644,550

Gross loans
Ending balance: individually evaluated for impairment	$326,958	$-	$16,795	$-	$343,753
Ending balance: collectively evaluated for impairment	54,776,151	34,014,516	2,770,197	1,007,106	92,567,970

Total	$55,103,109	$34,014,516	$2,786,992	$1,007,106	$92,911,723

The following is a summary of activities for the allowance for loan losses:

	Three Months Ended
	September 30,
	2014	2013

Beginning balance	$1,644,550	$1,824,388
Provision for loan losses	-	-
Charge-offs:
Commercial real estate	-	-
Residential real estate	-	-
Consumer and other	(722)	(357)
Total charge-offs	(722)	(357)

Recoveries:
Commercial real estate	1,264	-
Residential real estate	23,089	-
Consumer and other	400	-
Total recoveries	24,753	-
Net recoveries (charge-offs)	24,031	(357)

Ending balance	$1,668,581	$1,824,031

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

Nonperforming Assets – The following table presents an aging analysis of the recorded investment of past due loans as of September 30, 2014 and June 30, 2014. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more are no longer accruing interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables
September 30, 2014
Commercial real estate	$184,062	$-	$-	$184,062	$118,073,252	$118,257,314
Residential real estate	-	41,570	-	41,570	33,499,728	33,541,298
Commercial and industrial	-	-	-	-	7,335,838	7,335,838
Consumer and other	-	-	-	-	4,737,899	4,737,899

Totals	$184,062	$41,570	$-	$225,632	$163,646,717	$163,872,349

June 30, 2014
Commercial real estate	$162,403	$-	$-	$162,403	$54,940,706	$55,103,109
Residential real estate	-	43,123	-	43,123	33,971,393	34,014,516
Commercial and industrial	-	-	-	-	2,786,992	2,786,992
Consumer and other	-	-	-	-	1,007,106	1,007,106

Totals	$162,403	$43,123	$-	$205,526	$92,706,197	$92,911,723

The following table sets forth nonaccrual loans and other real estate:

	September 30,	June 30,
	2014	2014

Nonaccrual loans
Commercial real estate	$480,770	$326,958
Residential real estate	111,009	99,209
Commercial and industrial	16,795	16,795
Consumer and other	-	-
Total nonaccrual loans	608,574	442,962
Other real estate (ORE)	820,000	836,888

Total nonperforming assets	$1,428,574	$1,279,850

Nonperforming assets to gross loans held for investment and ORE	0.87%	1.37%
Nonperforming assets to total assets	0.56%	0.76%

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at September 30, 2014 and June 30, 2014. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

Doubtful – All the weakness inherent in a loan classified as substandard with the added characteristic that those weaknesses in place make the collection or liquidation in full, on the basis of current conditions, highly questionable and improbable.

Loss – Considered uncollectible or no longer a bankable asset. This classification does not mean that the asset has absolutely no recoverable value. In fact, a certain salvage value is inherent in these loans. Nevertheless, it is not practical or desirable to defer writing off a portion or whole of a perceived asset even though partial recovery may be collected in the future.

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

	As of September 30, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$115,200,138	$33,019,825	$7,319,043	$4,737,899	$160,276,905
Special mention	574,808	-	-	-	574,808
Substandard	2,482,368	521,473	16,795	-	3,020,636
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$118,257,314	$33,541,298	$7,335,838	$4,737,899	$163,872,349

	As of June 30, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$52,371,807	$33,471,548	$2,770,197	$1,007,106	$89,620,658
Special mention	853,708	-	-	-	853,708
Substandard	1,877,594	542,968	16,795	-	2,437,357
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$55,103,109	$34,014,516	$2,786,992	$1,007,106	$92,911,723

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

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

	As of September 30, 2014
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,933,633	$2,933,633	$-	$1,662,886
Residential real estate	111,009	111,009	-	37,003
Commercial and industrial	16,795	16,795	-	16,795
Consumer and other	520,096	520,096	-	173,365

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,933,633	$2,933,633	$-	$1,662,886
Residential real estate	111,009	111,009	-	37,003
Commercial and industrial	16,795	16,795	-	16,795
Consumer and other	520,096	520,096	-	173,365

	As of June 30, 2014
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$326,958	$326,958	$-	$341,606
Residential real estate	-	-	-	-
Commercial and industrial	16,795	16,795	-	23,866
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$326,958	$326,958	$-	$341,606
Residential real estate	-	-	-	-
Commercial and industrial	16,795	16,795	-	23,866
Consumer and other	-	-	-	-

During the three months ended September 30, 2014 and 2013, no interest income was recognized on these loans as interest collected was credited to loan principal.

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at September 30, 2014 and June 30, 2014.

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

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Principal Net of Charge-offs

September 30, 2014
Commercial real estate	4	$3,167,739	$3,308,672	$2,702,533
Residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	16,795
Consumer and other	1	602,315	632,671	520,096

Totals	6	$3,869,094	$4,054,396	$3,239,424

June 30, 2014
Commercial real estate	3	$859,028	$985,048	$816,563
Residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	16,795
Consumer and other	-	-	-	-

Totals	4	$958,068	$1,098,101	$833,358

Nonaccrual troubled debt restructurings as of September 30, 2014 and June 30, 2014 totaled $266,000 and $344,000, respectively. There were no commitments to lend additional amounts to these customers as of September 30, 2014 and June 30, 2014.

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

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

Financial instruments whose contractual amounts represent off-balance-sheet credit risk are as follows as of September 30, 2014 and June 30, 2014:

	September 30,	June 30,
	2014	2014

Commitments to originate and sell mortgage loans	$9,235,370	$9,311,118
Commitments to extend credit	27,060,172	19,286,473
Unused lines of credit	5,286,151	3,446,483
Standby letters of credit	100,236	144,560

Totals	$41,681,929	$32,188,634

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

NOTE 6 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2014 and June 30, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of September 30, 2014, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2014:
(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$32,203	17.99%	$14,324	>8.00%	$17,905	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$30,525	17.05%	$7,162	>4.00%	$10,743	> 6.00%

Tier I Capital (to Average Assets)	$30,525	12.02%	$10,159	>4.00%	$12,699	>5.00%

As of June 30, 2014:
(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$23,739	23.89%	$7,948	³8.00%	$9,935	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$22,492	22.64%	$3,974	³4.00%	$5,961	>6.00%

Tier I Capital (to Average Assets)	$22,492	13.36%	$6,734	³4.00%	$8,417	>5.00%

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at September 30, 2014 and June 30, 2014.

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

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

September 30, 2014
Recurring basis
Mortgage-backed securities	$-	34,973,220	-	34,973,220
U.S. Government agencies	-	8,633,338	-	8,633,338
Corporate bonds	-	4,242,465	-	4,242,465
Municipal obligations	-	5,988,497	-	5,988,497
Nonrecurring basis
Loans held for sale	-	9,920,256	-	9,920,256
Other real estate	-	-	820,000	820,000
Impaired loans	-	-	3,581,533	3,581,533

Totals	$-	63,757,776	4,401,533	68,159,309

June 30, 2014
Recurring basis
Mortgage-backed securities	$-	29,819,151	-	29,819,151
U.S. Government agencies	-	8,830,846	-	8,830,846
Corporate bonds	-	-	-	-
Municipal obligations	-	308,913	-	308,913
Nonrecurring basis
Loans held for sale	-	10,278,801	-	10,278,801
Other real estate	-	-	836,888	836,888
Impaired loans	-	-	343,753	343,753

Totals	$-	49,237,711	1,180,641	50,418,352

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

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2014 and June 30, 2014.

	September 30, 2014
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$4,299	$4,299	$4,299	$-	$-
Interest-bearing deposits with banks	4,600	4,600	$4,600	-	-
Available-for-sale securities	53,838	53,838	-	53,838	-
Loans held for sale	9,920	9,920	-	9,920	-
Loans held for investment, net	161,606	163,405	-	-	163,405
Stock in financial institutions	1,603	1,603	-	1,603	-

Financial liabilities:
Demand deposits and savings and NOW deposits	$118,040	$117,373	$117,373	$-	$-
Time deposits	86,625	86,846	-	86,846	-
Federal Home Loan Bank advances	16,220	16,548	-	16,548	-

	June 30, 2014
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$9,368	$9,368	$9,368	$-	$-
Interest-bearing deposits with banks	578	578	$578	-	-
Available-for-sale securities	38,959	38,959	-	38,959	-
Loans held for sale	10,279	10,279	-	10,279	-
Loans held for investment, net	90,998	92,593	-	-	92,593
Stock in financial institutions	648	648	-	648	-

Financial liabilities:
Demand deposits and savings and NOW deposits	$66,813	$66,063	$66,063	$-	$-
Time deposits	67,860	68,061	-	68,061	-
Federal Home Loan Bank advances	8,810	9,187	-	9,187	-

ALAMOGORDO FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

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

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding. The calculation of diluted weighted-average shares outstanding for both 2014 and 2013 excludes 21,420 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive.

	Three Months Ended September 30,
	2014	2013

Net Income (loss)	$2,725,482	$(227,327)

Weighted-average shares outstanding	1,443,903	1,304,526

Income (Loss) per common share:
Basic	$1.89	$(0.17)
Diluted	$1.89	$(0.17)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of September 30, 2014 and for the three months ended September 30, 2014 and 2013 has been derived from the unaudited consolidated financial statements that appear elsewhere in this report. You should read the information in this section in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Merger

The Company completed its acquisition of Bank 1440 on August 29, 2014. Merger consideration was $9.6 million including $3.8 million in cash and 360,635 shares of Alamogordo Financial Corp. common stock valued at $5.8 million. In the merger, the Company received assets valued at $88.3 million and assumed liabilities of $75.8 million. The transaction resulted in an increase in stockholders’ equity of $8.7 million, including $5.8 million due to the fair value of shares issued and the $2.9 million bargain purchase gain recorded in the consolidated statements of comprehensive income (loss).

Further information regarding the merger transaction can be found in Note 2 of the Unaudited Consolidated Financial Statements in Item 1 of this document.

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

	For the Three Months Ended September 30,
	2014			2013
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
	(Dollars in thousands)
Interest-earning assets:
Loans	$123,013	$1,773	5.72%	$93,263	$1,513	6.44%
Interest-earning deposits	9,486	5	0.21	6,219	4	0.26
Securities	44,169	208	1.87	55,091	205	1.48
Federal Home Loan Bank of Dallas stock	489	1	0.81	956	1	0.41
Other	206	-	0.00	-	-
Total interest-earning assets	177,363	1,987	4.44	155,529	1,723	4.40
Noninterest-earning assets	17,262			18,979
Total assets	$194,625			$174,508

Interest-bearing liabilities:
Checking, money market and savings accounts	$68,837	94	0.54%	$51,433	$60	0.46%
Certificates of deposit	73,020	166	0.90	72,175	202	1.11
Total deposits	141,857	260	0.73	123,608	262	0.84
Borrowings	10,254	92	3.56	13,089	125	3.79
Total interest-bearing liabilities	152,111	352	0.92	136,697	387	1.12
Non-interest bearing deposits	15,027			12,902
Non-interest bearing liabilities	2,156			1,817
Total liabilities	169,294			151,416
Stockholders' equity	25,331			23,092
Total liabilities and stockholders' equity	$194,625			$174,508

Net interest income		$1,635			$1,336
Net interest rate spread (1)			3.52%			3.28%
Net interest-earning assets (2)	$25,252			$18,832
Net interest margin (3)			3.66%			3.41%
Average interest-earning assets to average interest-bearing liabilities			116.60%			113.78%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

(4)	Annualized.

Comparison of Financial Condition at September 30, 2014 and June 30, 2014

Total assets increased $86.2 million, or 51.4%, to $254.0 million at September 30, 2014 from $167.8 million at June 30, 2014. Assets increased $84.5 million due to the merger with Bank 1440 on August 29, 2014. Assets other than those acquired in the merger increased by $1.7 million, or 1.0%.

Since the largest changes in the balance sheet for the quarter ended September 30, 2014 were the result of the merger, the following table provides a summary of changes in the assets and liabilities separately identifying those changes due to the merger and all other changes:

		Change
	September 30,	Due to			June 30,
	2014	Merger	Other	Total	2014
	(Dollars in Thousands)
Summary Balance Sheet:

Cash and cash equivalents	$8,899	$(1,582)	$535	$(1,047)	$9,946
Loans held for investment, net	163,275	67,384	3,248	70,632	92,643
Allowance for loan losses	(1,669)	-	(24)	(24)	(1,645)
Loans held for sale	9,920	-	(359)	(359)	10,279
Available-for-sale securities	53,838	17,366	(2,487)	14,879	38,959
Other assets	19,705	1,310	792	2,102	17,603
Total Assets	$253,968	$84,478	$1,705	$86,183	$167,785

Deposits	$204,665	$75,505	$(5,513)	$69,992	$134,673
Borrowings	16,220	-	7,410	7,410	8,810
Other liabilities	2,513	291	103	394	2,119
Total Liabilities	$223,398	$75,796	$2,000	$77,796	$145,602

Stockholders' Equity	$30,570	$8,682	$(295)	$8,387	$22,183

Total Liabilities and Stockholders' Equity	$253,968	$84,478	$1,705	$86,183	$167,785

The $1.6 million decrease in cash and cash equivalents due to merger was caused by the $3.8 million cash portion of merger consideration paid less the $1.3 million option and warrant consideration paid by Bank 1440 just prior to the merger, partially offset by the addition of the $0.9 million of cash and cash equivalents held by Bank 1440 on the merger date. The $8.7 million addition to stockholders equity in the table above in the “Due to Merger” column includes the $5.8 million estimated fair market value of shares issued to former stockholders of Bank 1440 in the merger (the stock consideration) and the $2.9 million bargain purchase gain recorded in the income statement. For further information regarding the merger, see Note 2 – Business Combination in Part I of this report.

The $1.7 million increase in total assets not due to the merger was due primarily to an increase in loans held for investment, net, partially offset by a decrease in available-for-sale securities, each of which is discussed in more detail below.

Available for sale securities other than from the merger, decreased $2.5 million in the quarter ended September 30, 2014 as the Company allowed mortgage-backed securities to pay down to reduce the portfolio in order to maintain liquidity for funding merger and potential growth in loans held for investment.

Loans held for investment, net, increased $70.6 million in the quarter ended September 30, 2014 including $67.4 million acquired in the merger and $3.2 million from organic growth. Major changes in the mix of loans from June 30, 2014 to September 30, 2014 included an increase in commercial real estate loans from 59.3% to 72.2% of the gross loan portfolio and a decrease in residential real estate loans from 36.6% of the portfolio to 20.5%. The changes in our loan portfolio were primarily due to the acquisition of these types of loans in the merger.

Deposits other than deposits acquired in the merger decreased $5.5 million in the quarter ended September 30, 2014. Due to the merger and other deposit changes in the quarter, time deposits as a percent of total deposits decreased from 50.4% at June 30, 2014 to 42.3% at September 30, 2014 and savings and now account balances increased from 39.3% to 48.3%, respectively. In the recent past the Company has allowed non-core certificates of deposit to run off at maturity to improve our deposit mix and reduce our cost of funds.

Borrowings increased $7.4 million during the quarter, to $16.2 million at September 30, 2014 from $8.8 million at June 30, 2014. Short term FHLB advances at favorable rates were used to maintain liquidity for merger funding purposes and to assist in funding loan growth during the quarter. We did not acquire any borrowings in the merger.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General. Since the merger was consummated on August 29, 2014, income for the quarter ended September 30, 2014 includes two months without and one month with the operating results of Bank 1440.

We generated net income of $2,725,000 in the three months ended September 30, 2014 compared to a net loss of $227,000 for the three months ended September 30, 2013. In the September 2014 quarter a bargain purchase gain of $2.9 million was recorded. Out-of-pocket merger-related expenses were $311,000 in the quarter ended September 30, 2014, an increase of $185,000 over the $126,000 incurred in the quarter ended September 30, 2013. Other than the bargain purchase gain and merger-related expenses, the Company had $138,000 in net income in the quarter ended September 30, 2014 compared to a loss of $101,000 in the quarter ended September 30, 2013.

Interest Income. Interest income increased $264,000, or 15.2%, to $2.0 million for the three months ended September 30, 2014 from $1.7 million for the three months ended September 30, 2013.

Most of the increase in interest income was due to interest and fees on loans which increased $260,000, or 17.2%, to $1.8 million for the three months ended September 30, 2014, from $1.5 million for the three months ended September 30, 2013 due to the increase in loans from the merger and, to a lesser extent, organic loan portfolio growth as noted above. The increase in interest and fees on loans was due primarily to the increase in average balances, which increased $29.7 million, or 31.9%, to $123.0 million for the three months ended September 30, 2014 from $93.3 million for the three months ended September 30, 2013. This was partially offset by the 72 basis point decrease in our average loan yield to 5.72% for the three months ended September 30, 2014 from 6.44% for the three months ended September 30, 2013, due primarily to a decrease in market rates on new originated loans and principal payments on older higher yielding loans. The average interest rates on loans acquired in the merger were somewhat higher than those already in our portfolio.

Interest on securities increased $3,000, or 1.5%, to $208,000 for the three months ended September 30, 2014 from $205,000 for the three months ended September 30, 2013 as the securities acquired from the merger replaced the balances the Company had been allowing to decline through normal monthly payments. The average balance of securities was $44.2 million for the quarter ended September 30, 2014 compared to $55.1 million in 2013. The increase in interest income on securities resulted from a higher yield, which more than offset the lower average balance. Our average yield on securities increased by 39 basis points to 1.87% for the three months ended September 30, 2014 from 1.48% for the three months ended September 30, 2013. The average interest rates on securities acquired in the merger were higher than those already in our portfolio.

Interest Expense. Interest expense decreased $35,000, or 9.0%, to $352,000 for the three months ended September 30, 2014 from $387,000 for the three months ended September 30, 2013.

The decrease was primarily caused by a decrease in interest expense on borrowings which decreased $33,000, or 26.7%, to $92,000 for the three months ended September 30, 2014 from $125,000 for the three months ended September 30, 2013 due to decreases in both the average balance and rate. The average balance of borrowings decreased $2.8 million, or 22%, to $10.3 million for the three months ended September 30, 2014 from $13.1 million for the three months ended September 30, 2013. The average rate paid on borrowings decreased 23 basis points to 3.56% for the three months ended September 30, 2014 from 3.79% for the three months ended September 30, 2013. We reduced borrowings gradually from $13.9 million on September 30, 2013 to $8.8 million on August 31, 2014, and then borrowed $7.5 million in low-rate, short-term FHLB advances in September 2014 due to loan demand and the cash requirements of the merger. No borrowings were assumed in the merger.

Interest expense on deposits decreased $2,000, or 0.9%, to $260,000 for the three months ended September 30, 2014 from $262,000 for the three months ended September 30, 2013. Interest paid on certificates of deposit decreased $36,000, or 17.8%, to $166,000 for the three months ended September 30, 2014 from $202,000 for the three months ended September 30, 2013. The average rate we paid on certificates of deposit decreased 21 basis points to 0.90% for the three months ended September 30, 2014 from 1.11% for the three months ended September 30, 2013 and the average balance increased $845,000, or 1.2%, to $73.0 million for the three months ended September 30, 2014 from $72.2 million for the three months ended September 30, 2013.

Net Interest Income. Net interest income increased $299,000 to $1.6 million for the three months ended September 30, 2014 compared to $1.3 million in the quarter ended September 30, 2013 due to higher average interest-earning assets in the three months ended September 30, 2014 as a result of the merger and the impact of a 26 basis point increase in our interest rate spread to 3.52% from 3.28%.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. If allowance for loan losses is larger than necessary, we post a negative provision, a benefit to earnings. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews.

After an evaluation of these factors, we made no provision for loan losses for the three months ended September 30, 2014 or 2013.

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

Noninterest Income. Noninterest income increased $3.3 million, or 475.9%, to $4.0 million for the three months ended September 30, 2014 from $697,000 for the three months ended September 30, 2013. The bargain purchase gain from the merger in 2014 accounted for $2.9 million of the increase. In addition, gain on sale of loans increased $403,000, or 70.3%, to $976,000 for the three months ended September 30, 2014 from $573,000 for the three months ended September 30, 2013. We sold $21.6 million of mortgage loans and $1.6 million of SBA loans during the three months ended September 30, 2014, compared to sales of $25.7 million of mortgage loans and no sales of SBA loans during the three months ended September 30, 2013. We realized a more attractive average premium (gain on sale/sold loans) on mortgage loan sales for 2014. The premium increased to 3.2% of mortgage loans sold for 2014, compared to 2.2% for 2013. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense increased $662,000, or 29.3%, to $2.9 million for the three months ended September 30, 2014 from $2.3 million for the three months ended September 30, 2013. Salaries and benefits were $1.6 million for the three months ended September 30, in 2014, an increase of $292,000 over the three months ended September 30, 2013, due primarily to the expense related to the Bank 1440 personnel for the month of September 2014 and higher commissions on loans originated for sale. Out-of-pocket merger-related expenses (including legal fees) related to our merger with Bank 1440 during the three months ended September 30, 2014 were $311,000, an increase of $185,000 over the $126,000 incurred in the three months ended September 30, 2013. Other expense in the quarter ended September 30, 2014 was $348,000, an increase of $143,000 over the quarter ended September 30, 2013, due primarily to increases in loan related expenses and the additional expenses from Bank 1440 operations for September 2014.

Income Tax Expense. Due to past and recent pre-tax losses incurred, and the inability to project future taxable income, no income tax expense or income tax benefits were recorded in the quarters ended September 30, 2014 and 2013.

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

Non-Performing Loans and Non-Performing Assets. The following table sets forth information regarding our non-performing assets. In addition to the assets listed below, as of September 30, 2014 and June 30, 2014 we had $3.0 million and $489,000, respectively, of accruing troubled debt restructurings. All of the $2.5 million increase in troubled debt restructurings was due to loans designated as such from Bank 1440 acquired in the merger. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates. The troubled debt restructurings as of September 30, 2014 consisted of four commercial real estate loans, one commercial and industrial loan and one consumer loan and the troubled debt restructurings as of June 30, 2014 consisted of three commercial real estate loans and one commercial and industrial loan. As of September 30, 2014 and June 30, 2014, there were no specific reserves related to these loans, and at each date we had no commitments to lend additional amounts to the customers.

	September 30,	June 30,
	2014	2014

Nonaccrual loans
Commercial real estate	$480,770	$326,958
Residential real estate	111,009	99,209
Commercial and industrial	16,795	16,795
Consumer and other	-	-
Total nonaccrual loans	608,574	442,962
Other real estate (ORE)	820,000	836,888

Total nonperforming assets	$1,428,574	$1,279,850

Nonperforming assets to gross loans held for investment and ORE	0.87%	1.37%
Nonperforming assets to total assets	0.56%	0.76%

The nonperforming asset ratios decreased due primarily to the increase in total loans resulting from the merger. Bank 1440 had no nonaccrual loans as of the merger date.

Interest income that would have been recorded for the three months ended September 30, 2014, had nonaccruing loans been current according to their original terms amounted to $14,000. Of such amounts, $8,000 is related to troubled debt restructurings. We recognized no interest income on these nonaccrual loans for the three months ended September 30, 2014.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
	2014	2013

Beginning balance	$1,644,550	$1,824,388
Provision for loan losses	-	-
Charge-offs:
Commercial real estate	-	-
Residential real estate	-	-
Consumer and other	(722)	(357)
Total charge-offs	(722)	(357)

Recoveries:
Commercial real estate	1,264	-
Residential real estate	23,089	-
Consumer and other	400	-
Total recoveries	24,753	-
Net recoveries (charge-offs)	24,031	(357)

Ending balance	$1,668,581	$1,824,031

The allowance for loan losses to nonaccrual loans coverage ratio decreased from 371% at June 30, 2014 to 274% at September 30, 2014 due to a 37% increase in nonaccrual loans; however, the ratio of nonaccrual loans to total gross loans decreased from 0.48% at June 30, 2014 to 0.37% at September 30, 2014. The allowance for loan losses to total loans ratio decreased from 1.77% at June 30, 2014 to 1.02% at September 30, 2014. These ratios were affected by the acquisition of $67.4 million in loans in the merger that were recorded at fair value and are not eligible for inclusion in the allowance for loan loss computations. Bank 1440’s allowance for loan loss was eliminated in the merger as required in business combinations under GAAP.

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

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2014.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $8.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $53.8 million at September 30, 2014. In addition, at September 30, 2014, we had the ability to borrow an additional $72.3 million from the Federal Home Loan Bank of Dallas. On that date, we had $16.2 million of advances outstanding.

At September 30, 2014, we had $27.1 million in loan commitments outstanding, and an additional $9.2 million in commitments to originate and sell mortgage loans. In addition to commitments to originate loans, we had $5.3 million in unused lines of credit and $0.1 million of commitments issued under standby letters of credit. Certificates of deposit due within one year as of September 30, 2014 totaled $46.4 million, or 23% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas.

Our primary investing activities are the origination of loans and the purchase of securities. In the three months ended September 30, 2014 and 2013, we originated $27.9 million and $32.5 million, respectively, of loans, and purchased $0 and $6.9 million, respectively, of securities. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $70.0 million primarily due to the merger for the three months ended September 30, 2014 and a decrease of $331,000 for the three months ended June 30, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances increased by $7.4 million and $620,000 for the three months ended September 30, 2014 and 2013, respectively. We used short term advances to cover funding needs in the September 2014 quarter due to the cash consideration used in the merger and to provide liquidity following post-merger deposit withdrawals.

BANK’34 is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, BANK’34 exceeded all regulatory capital requirements. BANK’34 is considered “well-capitalized” under regulatory guidelines.

Off Balance-Sheet Arrangements

See Note 5 – Financial Instruments with Off-Balance Sheet Risk in Part I of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Charter of Alamogordo Financial Corp. (1)

3.2	Bylaws of Alamogordo Financial Corp. (1)

3.3	Amendment to Bylaws of Alamogordo Financial Corp (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Alamogordo Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Alamogordo Financial Corp. (File No. 333-92913), originally filed with the Securities and Exchange Commission on December 16, 1999.

(2)	Incorporated by reference to Exhibit 3 to the Current Report on Form 8-K (file no. 000-29655) filed with the SEC on October 20, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMOGORDO FINANCIAL CORP.

Date:	November 19, 2014	/s/ Jill Gutierrez
Jill Gutierrez
President and Chief Executive Officer

Date:	November 19, 2014	/s/ Jan R. Thiry
Jan R. Thiry
Senior Vice President and Chief Financial Officer

