Form 10-KT
period 2014-12-31
ALAMOGORDO FINANCIAL CORP
filed 2015-03-30
CIK 1100542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2014 to December 31, 2014

Commission File Number: 000-29655

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

Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐   No ☒

As of March 25, 2015 there were 1,679,500 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2014 at $15.70, was $5.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.          Business

Forward Looking Statements

This Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” These forward-looking statements include, but are not limited to:

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

Alamogordo Financial Corp.

Alamogordo Financial Corp. (the “Company”), a federal corporation that was organized in 1997, is a savings and loan holding company headquartered in Alamogordo, New Mexico. Alamogordo Financial Corp.’s common stock is quoted on the OTCQB under the symbol “ALMG.” Approximately 54.7% of Alamogordo Financial Corp.’s outstanding shares are owned by AF Mutual Holding Company, a federal corporation and a mutual holding company. Alamogordo Financial Corp. conducts its operations primarily through its wholly owned subsidiary, Bank’34, a federally chartered savings association. Alamogordo Financial Corp. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2014, Alamogordo Financial Corp. had total assets of $247.0 million, loans held for investment of $175.7 million, available-for-sale securities of $29.0 million, deposits of $201.9 million, and stockholders’ equity of $29.3 million.

The executive offices of Alamogordo Financial Corp. are located at 500 East 10th Street, Alamogordo, New Mexico 88310, and its telephone number is (575) 437-9334. Alamogordo Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Bank’34

Bank’34 operates four full-service banking centers, one each in Otero and Dona Ana counties in New Mexico and two in Maricopa County, Arizona. Bank’34’s New Mexico offices include the main office and corporate headquarters located in Alamogordo and a branch office in Las Cruces. The Bank’s Arizona branch offices include the regional headquarters located in Scottsdale and a branch office in Peoria.

Bank’34’s business model focuses on two primary areas. The commercial focus is on the credit, deposit and treasury management needs of small business operating companies and real estate professionals and investors. Bank’34 originates both conventional and SBA loans primarily within its defined regulatory legal lending areas. Commercial loan types offered include owner and non-owner occupied real estate (including construction loans); multi-family; and commercial and industrial loans.

The consumer focus is on residential construction and mortgage loan needs together with deposit, online banking and ancillary financial service needs of families and businesses served by Bank’34. While Bank’34 originates most of its residential mortgage loans in the counties served by its branch offices, it does actively seek business in other areas of New Mexico and Arizona which have been added as regulatory legal lending areas. Residential mortgage lending outside of Bank’34’s legal lending areas is generally related to current customers or on a case-by-case basis.

Bank’34 originates deposits from its business and consumer customers predominantly from the areas where its branch offices are located. While Bank’34’s thrift origins still reflect a relatively high percentage of certificate of deposit balances to total deposits, the recent emphasis on business operating accounts and checking and money market accounts of consumers is consistent with Bank’34’s ongoing migration to a bank business model. Bank’34 does not solicit brokered deposits and generally does not solicit public funds. A modest amount of brokered deposits are on Bank’34’s balance sheet as a result of the acquisition of Bank 1440 in 2014.

Bank’34 is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Bank’34 is a member of the Federal Home Loan Bank system. Its website address is www.Bank’34.com. Information on their website is not considered a part of this report.

Change in Fiscal Year

On December 19, 2014, the Boards of Directors of Alamogordo Financial Corp, AF Mutual Holding Company, and Bank’34 voted to change their fiscal year end from June 30 to December 31.

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

Further information regarding the merger transaction can be found in Note 2 of the Audited Consolidated Financial Statements in Item 8 of this document.

Competition

We face significant competition in originating loans and attracting deposits. Our primary market area and other areas in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans and leases comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. In addition, we reward long-standing relationships with preferred rates and terms on deposit products based on existing and prospective lending business. We do not rely on any individual, group or entity for a material portion of our loans or deposits.

As of June 30, 2014 (the latest date for which information is available), Bank’34’s deposit market share was 18.99% of total deposits in Otero County, New Mexico, representing the second largest market share of ten institutions in Otero County; 1.95% of total deposits in Dona Ana County, New Mexico, representing the thirteenth largest market share of eighteen institutions in Dona Ana County; and 0.11% of total deposits in Maricopa County, Arizona, representing the thirty-eighth largest market share of fifty-seven institutions in Maricopa County.

Market Area

Arizona

During calendar 2014, the Arizona market, including Maricopa County, grew faster than the national averages in employment, income and population, but slower than historical recoveries coming out of economic downturns. Arizona State University business forecasts indicate that recovery of jobs lost during the recession will take another 12-18 months. The slower recovery compared to previous downturns is considered by many commercial real estate professionals to be a more stable outcome for the longer term. All sectors of the Maricopa County commercial market reported continued improvement through year end 2014 from high water mark vacancy levels reported in 2009, but all still remain above historical averages. In particular, the commercial multi-family market recovery remains strong which is important due to Bank’34’s history of strong penetration in this segment. Following a leading pace nationally for both home loan closings and home price increases during calendar 2013 and the first half of calendar 2014, Maricopa County experienced a lower supply/weakening demand anomaly in the second half of calendar 2014, a situation considered by mortgage forecasters to indicate a more balanced and rationale market between buyers and sellers.

New Mexico

New Mexico’s population trends and forecasts lagged the nation in 2014 and continued to slow compared to New Mexico historical norms. According to University of New Mexico economic research, New Mexico’s growth rate is now under 1% and is expected to remain so until at least 2018. The state is currently ranking 48th in job growth. By comparison, in the past four decades, New Mexico ranked in the top 15 for all states in job growth. A significant pull-back in government transfer programs and low population and job growth impacting housing formation and construction are major contributors to the recent economic environment in New Mexico. While still lagging historical levels, a bright spot for Bank’34 is local real estate development in its Las Cruces, New Mexico market, benefitting on a relative basis from proximity to El Paso, trade ties with Mexico, and stronger employment growth. The residential mortgage sector in both of the New Mexico counties served by Bank’34 experienced reduced demand for both new and existing homes. Despite this trend, Bank’34’s residential mortgage origination volume growth exceeded the national average for calendar 2014 and Bank’34 increased its origination volume in the fourth quarter of calendar 2014 compared to the same quarter a year earlier.

Lending Activities

Our loans held for investment portfolio consists of residential real estate loans (including multi-family), as well as commercial loans (including commercial business and commercial), construction loans, consumer and other loans. At December 31, 2014, $33.0 million, or 18.7%, of our gross loans held for investment portfolio consisted of residential real estate loans; $129.9 million, or 73.7%, of our gross loans held for investment portfolio consisted of commercial real estate loans; and $8.6 million, or 4.9%, of our gross loans held for investment portfolio consisted of commercial and industrial loans and $4.8 million, or 2.7%, of our gross loans held for investment portfolio consisted of consumer and other loans.

At December 31, 2014, commercial real estate loans included construction loans of $13.0 million.

We currently sell a significant majority of our originated residential mortgage loans in the secondary market. Our residential mortgage loans held for sale portfolio totaled $9.4 million at December 31, 2014.

Deposit Activities

Our deposit accounts consist principally of certificates of deposit, savings accounts, checking accounts and money market accounts. We provide commercial checking accounts and related services, such as online cash management. We also provide low-cost checking account services.

At December 31, 2014, our deposits totaled $201.9 million. Interest-bearing deposits totaled $183.9 million and noninterest-bearing deposits totaled $18.0 million. Savings, money market and checking deposits totaled $118.5 million, and certificates of deposit totaled $83.4 million, of which $44.1 million had maturities of one year or less.

Subsidiary Activities

Alamogordo Financial Corp. has no subsidiaries other than Bank 34.

Personnel

At December 31, 2014, Bank 34 had 74 full-time employees and two part-time employees, none of whom was party to a collective bargaining agreement. Bank 34 believes it has a good working relationship with its employees.

FEDERAL AND STATE TAXATION

General. Alamogordo Financial Corp. reports its income on a calendar year basis using the accrual method of accounting.

Federal Taxation. The federal income tax laws apply to Alamogordo Financial Corp. in the same manner as to other corporations. Alamogordo Financial Corp. files a consolidated federal income tax return with Bank’34. For the six months ended December 31, 2014, there was a consolidated federal net operating loss of $1.4 million and an ending consolidated federal net operating loss carryforward of $9.4 million. The federal net operating loss may be carried over for utilization against federal taxable income in future years, subject to some limitations, for 20 years from the date of origination of the loss.

New Mexico State Taxation. AF Mutual Holding Company and Alamogordo Financial Corp. are subject to the New Mexico corporation income tax and state corporation license tax (franchise tax).  The current New Mexico corporate tax rates use a graduated rate structure with 4.8% being the lowest rate on New Mexico taxable income not over $500,000, and 7.3% being the highest rate on New Mexico income in excess of $1.0 million.

Because Alamogordo Financial Corp. and Bank 34 are currently filing a consolidated corporate federal income tax return, the consolidated group also files a consolidated New Mexico corporate income tax return.

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

New Mexico net operating losses generally may only be carried forward for nineteen years or until the amount of loss carryover has been used, whichever occurs first. Also, New Mexico no longer provides for an alternative minimum tax. However, there is a $50 annual New Mexico franchise tax required for each corporation. Bank 34 is also subject to the annual $50 New Mexico franchise tax.

Arizona State Taxation. Due to Bank’34 having offices in Arizona, an Arizona consolidated income tax return must also be filed. The current Arizona corporate tax rate is 6.5% of Arizona taxable income. If there is an Arizona loss for the year, then a minimum tax of $50 is due. A taxpayer filing a combined or consolidated return is considered a single taxpayer, subject to one minimum tax.

Taxable income for corporations subject to Arizona income tax is similar to the computation of taxable income reported for federal income tax purposes less certain modifications with the most significant adjustment pertaining to calculation of Arizona depreciation.

If a corporation is doing business outside of the State of Arizona, an apportionment percentage is applied to the Arizona tax. The apportionment uses the average of a four-factor apportionment of sales (included twice), property and payroll to determine a percentage of the Arizona taxable income that is subject to tax. Since both Alamogordo Financial Corp. and Bank 34 are also doing business in New Mexico, such operations reduce the Arizona net operating loss or Arizona taxable income for each year.

Arizona net operating losses may only be carried over. The carry forward period is five succeeding taxable years for net operating losses arising in taxable periods through December 31, 2011 and 20 succeeding taxable years for net operating losses arising in taxable periods from and after December 31, 2011.

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

Bank 34 also is regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, Bank 34 is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank System. Bank’34’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Bank’34’s loan documents.

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

Capital Requirements. Federal regulations generally require savings associations to meet three minimum capital standards: a 4% core capital to assets leverage ratio, a 4% Tier 1 risk-based capital ratio and an 8% Total risk-based capital ratio.

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

At December 31, 2014, Bank’34’s capital exceeded all applicable requirements.

New Capital Rule. On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies (such as Alamogordo Financial Corp.). Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets a uniform 4.0% leverage ratio regardless of examination rating, increased the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule was effective for Bank’34 on January 1, 2015. The capital conservation buffer requirement will be phased in at 0.625% per year beginning January 1, 2016 and ending January 1, 2019, when the full 2.5% capital conservation buffer requirement will be effective.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, Bank’34 was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2014, Bank’34 satisfied the QTL test.

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

Prompt Corrective Action Regulations. Under the Federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. The final capital rule adopted in July 2013 revised the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule. See “—New Capital Rule.”

A savings institution that has total risk-based capital of less than 8%, a leverage ratio less than 4%, or a Tier 1 risk-based capital ratio that is less than 6% or a common equity Tier 1 ratio of less than 4.5% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a leverage ratio that is less than 3% or a common equity Tier 1 ratio of less than 3% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

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

At December 31, 2014, Bank’34 met the criteria for being considered “well capitalized.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized FICO assessment was approximately $10,000.

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

Federal Home Loan Bank System. Bank’34 is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Dallas, Bank’34 is required to acquire and hold a specified number of shares of capital stock in the Federal Home Loan Bank. As of December 31, 2014, Bank’34 was in compliance with this requirement.

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

Federal Securities Laws

Alamogordo Financial Corp.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Alamogordo Financial Corp. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

ITEM 1A.           Risk Factors

Not applicable, as Alamogordo Financial Corp. is a “Smaller Reporting Company.”

ITEM 1B.           Unresolved Staff Comments

None.

ITEM 2.          Properties

Bank’34 conducts its business through four offices. The following table sets forth certain information relating to our offices at December 31, 2014.

			Net
	Year	Owned or	Book Value at	Approximate
	Opened/Acquired	Leased	December 31, 2014	Square Footage
	(Dollars in thousands)
Main Office:
500 East 10th Street	1997	Owned	$4,534	19,000
Alamogordo, New Mexico 88310

Branch Office:
220 North Telshor Boulevard	2010	Owned	$2,549	7,555
Las Cruces, New Mexico 88011

Branch Office:
14155 North 83rd Avenue, Suite 117	2014	Leased	—	6,799
Peoria, Arizona 85381

Branch Office:
7010 East Chauncey Lane, Suite 120	2014	Leased	$194	3,947
Phoenix, Arizona 85054

The net book value of our investment in premises and equipment was $10.0 million at December 31, 2014.

On January 5, 2015 the Bank closed its branch office at 7010 East Chauncey Lane, Suite 120 in Phoenix, Arizona and began operations at a new leased location with approximately 10,504 square feet of space in Kierland Commons at 14850 North Scottsdale Road, Suite 100, Scottsdale, Arizona.

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

Our common stock is listed on the OTCQB under the symbol “ALMG.” As of March 22, 2015, we had 677 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,679,500 shares of common stock outstanding. The following table sets forth market price information for our common stock. We did not declare a dividend for any of the periods listed.

Quarter Ended	High	Low
December 31, 2014	$16.50	$14.95
September 30, 2014	$16.00	$15.51
June 30, 2014	$15.75	$15.17
March 31, 2014	$15.75	$15.30

Quarter Ended	High	Low
December 31, 2013	$15.90	$15.75
September 30, 2013	$16.25	$14.10
June 30, 2013	$16.50	$14.00
March 31, 2013	$14.70	$12.55

Quarter Ended	High	Low
December 31, 2012	$15.00	$12.50
September 30, 2012	$16.00	$13.80

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

There were no sales of unregistered securities during the quarter ended December 31, 2014.

There were no repurchases of shares of common stock during the quarter ended December 31, 2014.

ITEM 6.          Selected Financial Data

You should read the following summary financial information in connection with our historical financial information, which appears elsewhere in this annual report. The selected historical financial data as of December 31, 2014 and June 30, 2014 and 2013 and for the six month period ended December 31, 2014 and years ended June 30, 2014 and 2013 is derived from our audited financial statements, and for the six month period ended December 31, 2013 is derived from our unaudited financial statements that are included in Item 8 of this report.

	At December 31,	At June 30,
	2014	2014	2013
	(Dollars in Thousands)
Selected Financial Condition Data:

Total assets	$246,954	$167,785	$174,310
Cash and cash equivalents	14,824	9,946	4,216
Available-for-sale securities	29,018	38,959	55,340
Loans held for investment, net	173,990	90,998	89,390
Loans held for sale	9,429	10,279	6,295
Deposits	201,939	134,673	135,517
Federal Home Loan Bank advances	12,500	8,810	13,327
Stockholders' equity	29,336	22,184	23,597

	Six Months Ended December 31,		Years Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Selected Operating Data:

Interest income	$4,894	$3,467	$6,940	$7,503
Interest expense	767	736	1,363	1,831
Net interest income	4,127	2,731	5,577	5,672
Provision for (credit to) loan losses	50	-	-	(121)
Net interest income after provision for (credit to) loan losses	4,077	2,731	5,577	5,793
Noninterest income	4,473	1,314	3,083	3,596
Noninterest expense	7,528	4,656	9,895	9,486
Income (loss) before income taxes	1,023	(611)	(1,235)	(97)
Income taxes	74	-	-	36
Net income (loss)	$949	$(611)	$(1,235)	$(133)
Income (loss) per share - basic	$0.61	$(0.47)	$(0.95)	$(0.10)
Income (loss) per share - diluted	$0.61	$(0.47)	$(0.95)	$(0.10)

	Six Months Ended December 31,		Years Ended June 30,
	2014 (5)	2013 (5)	2014	2013
	(In thousands, except per share data)
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income (loss) to average total assets )	0.84%	(0.71)%	(0.73)%	(0.07)%
Return on average equity (ratio of net income (loss) to average stockholders' equity)	6.77%	(5.36)%	(5.46)%	(0.55)%
Interest rate spread (1)	3.84	3.39	3.52	3.34
Net interest margin (2)	3.96	3.52	3.66	3.50
Noninterest expense to average assets	6.68	5.39	5.84	5.29
Dividend payout ratio	-	-	-	-
Efficiency ratio (3)	87.53%	115.10%	114.26%	102.34%
Average interest-earning assets to average interest-bearing liabilities	116.27	113.73	114.88	114.50

Capital Ratios:
Total capital to risk-weighted assets (Bank only)	17.09%	24.66%	23.89%	25.77%
Tier 1 capital to risk-weighted assets (Bank only)	16.13%	23.41%	22.64%	24.51%
Tier 1 capital to average assets (Bank only)	11.68%	13.89%	13.36%	13.63%
Average stockholders' equity to average total assets	12.44%	13.20%	13.34%	13.41%

Asset Quality Ratios:
Allowance for loan losses to total loans (4)	0.97%	1.85%	1.77%	2.00%
Allowance for loan losses to non-performing loans (4)	209.50%	288.83%	371.33%	242.23%
(Net Charge-offs) recoveries to average loans	0.02%	(0.19)%	(0.18)%	(0.45)%
Non-performing loans to total loans	0.46%	0.64%	0.48%	0.82%
Non-performing loans to total assets	0.33%	0.36%	0.26%	0.43%
Non-performing assets and accruing troubled debt restructurings to total assets	0.86%	1.43%	1.05%	1.52%

Other Data:
Number of full service offices	4	2	2	2
Full time equivalent employees	75	60	65	66

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	There is no allowance for loan losses on loans acquired in the acquisition of Bank 1440.
(5)	Ratios for six-month periods have been annualized.

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of December 31, 2014 and for the six months ended December 31, 2014, and as of and for the years ended June 30, 2014 and 2013 has been derived from the audited consolidated financial statements that appear elsewhere in this annual report. Information as of and for the six months ended December 31, 2013 is unaudited. You should read the information in this section in conjunction with the business and financial information regarding Alamogordo Financial Corp. and the financial statements provided in Part II, Item 8 of this annual report.

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

Further information regarding the merger transaction can be found in Note 2 of the Audited Consolidated Financial Statements in Item 8 of this document.

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

Average Balance Sheet

The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	Six Months Ended December 31,
	2014			2013
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$149,954	$4,429	5.86%	$93,871	$2,985	6.31%
Interest-earning deposits	9,134	10	0.21	5,902	6	0.20
Securities	46,356	445	1.90	53,192	475	1.77
Federal Home Loan Bank of Dallas stock	678	10	2.95	696	1	0.29
Other	634	-	0.00	219	-	0.00
Total interest-earning assets	206,756	4,894	4.70	153,880	3,467	4.47
Noninterest-earning assets	18,662			19,008
Total assets	$225,418			$172,888

Interest-bearing liabilities:
Checking, money market and savings accounts	$83,832	$256	0.61	$51,294	$121	0.47
Certificates of deposit	79,844	350	0.87	70,987	387	1.08
Total deposits	163,676	606	0.73	122,281	508	0.82
Advances from FHLB of Dallas	14,147	161	2.26	13,018	228	3.47
Total interest-bearing liabilities	177,823	767	0.86	135,299	736	1.08
Non-interest bearing deposits	17,134			12,937
Non-interest bearing liabilities	2,425			1,838
Total liabilities	197,382			150,074
Stockholders' equity	28,036			22,814
Total liabilities and stockholders' equity	$225,418			$172,888

Net interest income		$4,127			$2,731
Net interest rate spread (2)			3.84%			3.39%
Net interest-earning assets (3)	$28,933			$18,581
Net interest margin (4)			3.96%			3.52%
Average interest-earning assets to average interest-bearing liabilities			116.27%			113.73%

(1)	Ratios for the six month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Years Ended June 30,
	2014			2013
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$98,407	$6,049	6.15%	$109,054	$6,819	6.25%
Interest-earning deposits	6,414	12	0.19	3,563	15	0.42
Securities	46,844	873	1.86	48,307	663	1.37
Federal Home Loan Bank of Dallas stock	637	3	0.47	732	3	0.38
Other	212	3	1.42	212	3	1.43
Total interest-earning assets	152,514	6,940	4.55	161,868	7,503	4.64
Noninterest-earning assets	17,005			17,597
Total assets	$169,519			$179,465

Interest-bearing liabilities:
Checking, money market and savings accounts	$51,773	$237	0.46	$49,151	$277	0.56
Certificates of deposit	69,674	722	1.04	77,805	973	1.25
Total deposits	121,447	959	0.79	126,956	1,250	0.98
Advances from FHLB of Dallas	11,309	404	3.57	14,415	581	4.03
Total interest-bearing liabilities	132,756	1,363	1.03	141,371	1,831	1.30
Non-interest bearing deposits	12,372			12,514
Non-interest bearing liabilities	1,777			1,517
Total liabilities	146,905			155,402
Stockholders' equity	22,614			24,063
Total liabilities and stockholders' equity	$169,519			$179,465

Net interest income		$5,577			$5,672
Net interest rate spread (1)			3.52%			3.34%
Net interest-earning assets (2)	$19,758			$20,497
Net interest margin (3)			3.66%			3.50%
Average interest-earning assets to average interest-bearing liabilities			114.88%			114.50%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Refer to Management’s Discussion of Financial Condition and Results of Operations section, “Source of Funds – Deposits,” for our average cost of all deposits, including non-interest bearing accounts, for the six month periods ended December 31, 2014 and 2013, and the years ended June 30, 2014 and 2013.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Six Months Ended December 31,			Years Ended June 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In Thousands)			(In Thousands)

Interest-earning assets:
Loans	$1,639	$(195)	$1,444	$(656)	$(114)	$(770)
Interest-earning deposits	5	-	5	(10)	7	(3)
Securities	(73)	42	(31)	(19)	229	210
Federal Home Loan Bank of Dallas stock	-	9	9	-	-	-
Other	-	-	-	-	-	-
Total interest-earning assets	1,571	(144)	1,427	(685)	122	(563)

Interest-bearing liabilities:
Checking, money market and savings	92	43	135	16	(56)	(40)
Certificates	65	(102)	(37)	(95)	(156)	(251)
Total deposits	157	(59)	98	(79)	(212)	(291)
Advances from FHLB of Dallas	22	(89)	(67)	(116)	(61)	(177)
Total interest-bearing liabilities	179	(148)	31	(195)	(273)	(468)
Change in net interest income	$1,392	$4	$1,396	$(490)	$395	$(95)

Comparison of Financial Condition at December 31, 2014 and June 30, 2014

Total assets increased $79.2 million, or 47.2%, to $247.0 million at December 31, 2014 from $167.8 million at June 30, 2014. Assets increased $84.5 million due to the acquisition of Bank 1440 on August 29, 2014. Asset changes for the six-month period other than related to the merger were a reduction of $5.3 million, or 3.2%.

Since the largest changes in the balance sheet for the six month period ended December 31, 2014 were the result of the merger, the following table provides a summary of changes in the assets and liabilities separately identifying those changes due to the merger and all other changes:

		Change
	December 31,	Due to			June 30,
	2014	Merger	Other	Total	2014
	(Dollars in Thousands)
Summary Balance Sheet:

Cash and cash equivalents	$14,824	$(1,582)	$6,460	$4,878	$9,946
Loans held for investment	175,697	67,384	15,671	83,055	92,643
Allowance for loan losses	(1,707)	-	(63)	(63)	(1,645)
Loans held for sale	9,429	-	(850)	(850)	10,279
Available-for-sale securities	29,018	17,366	(27,307)	(9,941)	38,959
Other assets	19,693	1,310	779	2,090	17,603
Total Assets	$246,954	$84,478	$(5,309)	$79,169	$167,785

Deposits	$201,939	$75,505	$(8,239)	$67,266	$134,673
Borrowings	12,500	-	3,690	3,690	8,810
Other liabilities	3,179	291	769	1,060	2,119
Total Liabilities	$217,618	$75,796	$(3,780)	$72,016	$145,602

Stockholders' Equity	$29,336	$8,682	$(1,529)	$7,153	$22,183

Total Liabilities and Stockholders' Equity	$246,954	$84,478	$(5,309)	$79,169	$167,785

The $1.6 million decrease in cash and cash equivalents due to merger was caused by the $3.8 million cash portion of merger consideration paid less the $1.3 million option and warrant consideration paid by Bank 1440 just prior to the merger, partially offset by the addition of the $900,000 of cash and cash equivalents held by Bank 1440 on the merger date. The $8.7 million addition to stockholders equity in the table above in the “Due to Merger” column includes the $5.8 million estimated fair market value of shares issued to former stockholders of Bank 1440 in the merger (the stock consideration) and the $2.9 million bargain purchase gain recorded in the statement of comprehensive income (loss).. For further information regarding the merger, see Note 2 – Business Combination in Item 8 of this report.

The $5.3 million decrease in total assets not due to the merger was primarily due to a $27.3 million decrease in available-for-sale securities, partially offset by increases of $15.7 million in loans held for investment and $6.5 million in cash and cash equivalents, each of which is discussed in more detail below.

Cash and cash equivalents increased $4.9 million, or 49.0%, to $14.8 million at December 31, 2014 from $9.9 million at June 30, 2014. As noted above, the merger reduced cash and cash equivalents by $1.6 million due to the cash portion of the merger consideration and option and warrant payments. The $6.5 million increase not related to the merger was primarily the result of December 2014 balance sheet repositioning which included a $23.9 million reduction in available-for-sale securities, partially offset by a $6.4 million decrease in FHLB advances and a $6.2 million increase in loans held for investment, net.

Loans held for investment increased $83.1 million in the six months ended December 31, 2014 including $67.4 million acquired in the merger and $15.7 million from organic growth. This organic loan growth was achieved despite an acute focus on improving and maintaining asset quality, and remaining cautious on pricing and underwriting risk. We have taken steps to enhance our commercial lending teams and bank-wide credit risk management processes consistent with our plans to grow our commercial loan portfolio. Major changes in the mix of loans from June 30, 2014 to December 31, 2014 included an increase in commercial real estate loans from 59.3% to 73.7% of the gross loan portfolio and a decrease in residential real estate loans from 36.6% of the portfolio to 18.7%. Both these changes were primarily due to the mix of loans acquired in the merger since Bank 1440 held primarily commercial real estate loans and virtually no residential real estate loans; however, the residential mortgage loan portfolio also experienced natural run-off as the Bank continued to focus on the secondary mortgage lending program, whereby new loans were originated and sold for fee income as opposed to being held in portfolio.

Loans held for sale at December 31, 2014 totaled $9.4 million in residential mortgage loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. At June 30, 2014 loans held for sale totaled $10.3 million and included $7.7 million in residential mortgage loans and $2.6 million of SBA loans. The balances at any month end vary based upon the timing and volume of current loan originations and sales.

Available for sale securities decreased $9.9 million in the six months ended December 31, 2014 as the $17.4 million increase from the addition of the Bank 1440 portfolio in the merger was more than offset by a $27.3 million decrease from December 2014 sales. The Bank initiated a major repositioning of its available-for-sale securities portfolio in December 2014 designed to reduce the risk in the portfolio by selling corporate bonds acquired in the merger, selling smaller positions and longer duration securities in favor of larger, shorter duration mortgage backed issues. December 2014 repositioning activities reduced the portfolio by $23.9 million including sales of $29.1 million and purchases of $5.5 million. Losses realized on the sale of securities in the December restructuring actions were $357,000; however, together with some favorable market movement, this facilitated a $402,000 decrease in net unrealized portfolio market value losses for the six month period ended December 31, 2014. The securities portfolio restructuring was completed in January 2015 when the portfolio grew by $7.2 million including additional purchases of $9.8 million and sales of $2.3 million.

A core deposit intangible of $502,000 was recorded in the August 2014 acquisition of Bank 1440. After four months of amortization, the net carrying amount was $465,000 at December 31, 2014, compared to $0 at June 30, 2014.

Deposits increased $67.3 million for the six months ended December 31, 2014 with $75.5 million added in the merger, partially offset by other reductions of $8.2 million. The reductions included some lost deposits in the Arizona market after the merger, but were primarily the result of the Company allowing non-core certificates of deposit to run off at maturity to improve the deposit mix and reduce the cost of funds. Due to the merger and these deposit initiatives, during the six month period time deposits as a percent of total deposits decreased from 50.4% at June 30, 2014 to 41.3% of total deposits at December 31, 2014 and savings and NOW account balances increased from 39.3% to 49.8%, respectively.

Borrowings, consisting solely of Federal Home Loan Bank advances, increased $3.7 million during the six month period to $12.5 million at December 31, 2014 from $8.8 million at June 30, 2014. No borrowings were assumed in the acquisition, although Bank 1440 came into the merger with a light cash position due to $1.3 million in payments made to retire options and warrants immediately prior to the merger. Short term borrowings at favorable rates supplemented organic liquidity for merger purposes and helped fund loan growth. Borrowings peaked at $19.0 million in October and November and were reduced in December 2014 when $6.4 million in long term FHLB advances with rates averaging 4.0% were prepaid as part of the balance sheet restructuring. Prepayment penalties of $532,000 were incurred as a result of these prepayments.

Total stockholders’ equity increased $7.2 million, or 32.2%, to $29.3 million at December 31, 2014 from $22.2 million at June 30, 2014. The increase was due to the issuance of shares in the acquisition of Bank 1440, representing 80% of the acquisition consideration given to their shareholders and net income of $949,000 for the six month period. As noted above, favorable market conditions and sales in the December portfolio restructuring activities facilitated a $402,000 decrease in net unrealized available-for-sale securities portfolio value losses for the six month period ended December 31, 2014.

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

Comparison of Operating Results for the Six Months Ended December 31, 2014 and 2013

General. Since the merger was consummated on August 29, 2014, income for the six months ended December 31, 2014 includes two months without and four months with the operating results of Bank 1440. The merger increased assets $84.5 million, representing a 50.4% increase over June 30, 2014’s total assets. This material increase in assets from Bank 1440 and the timing of the merger within the six months period ended of December 31, 2014 will make direct comparisons between the two periods less meaningful..

We generated net income of $949,000 in the six months ended December 31, 2014, compared to a net loss of $611,000 for the six months ended December 31, 2013, a favorable change of $1.56 million. Larger unusual variance items representing net favorable variances of $1.59 million include:

•	A $2.9 million bargain purchase gain on the acquisition of Bank 1440 recorded in August 2014.

•	Penalties of $532,000 were incurred in December 2014 on the prepayments of $6.4 million in long-term FHLB advances with average interest rates of 4.0% initiated to reduce the Bank’s go-forward cost of funds.

•	Out-of-pocket merger-related expenses increased $457,000 to $801,000 in the six month period ended December 31, 2014, compared to $344,000 in last six months of calendar 2013.

•	Available-for-sale securities losses on sales increased $325,000 to $357,000 in the six months ended December 31, 2014 due to the portfolio restructuring, compared to $32,000 in the six months ended December 31, 2013.

Interest Income. Interest income increased $1.4 million, or 41.2%, to $4.9 million for the six months ended December 31, 2014 from $3.5 million for the six months ended December 31, 2013. Most of the increase was due to interest and fees on loans which increased $1.4 million, or 48.4%, to $4.4 million for the six months ended December 31, 2014, from $3.0 million for the six months ended December 31, 2013, partially offset by a $30,000 or 6.3% decrease in available-for-sale securities interest. The loan interest income increase was primarily due to 59.7% increase in average loan balances, due to the merger, and organic growth, partially offset by a 45 basis point decrease in loan yields from 6.31% to 5.86% as market rates continued to decline. The average interest rates on loans acquired in the merger were somewhat higher than those already in our portfolio. The average balance of securities decreased 12.8% to $46.4 million for the six months ended December 31, 2014, compared to $53.2 million in 2013 but the average yield increased 13 basis points. The average interest rates on securities acquired in the merger were higher than those already in our portfolio, but this was partially offset by the shortening of the duration and the sales of corporate securities in the December 2014 portfolio restructuring.

Interest Expense. Interest expense increased $31,000, or 4.2%, to $767,000 for the six months ended December 31, 2014 from $736,000 for the six months ended December 31, 2013. The increase was due to an increase of $98,000 or 19.4% in interest expense on deposits, partially offset by a $67,000, or 29.5% decrease in borrowing costs.

Average balances of interest bearing deposits increased by $41.4 million or 33.9%, while the average cost of those deposits decreased nine basis points, to 0.73% from 0.82%, or 11.0% due to efforts to let higher rate certificates of deposit roll off to improve deposit mix. Interest paid on certificates of deposit decreased $37,000, or 9.6%, to $350,000 for the six months ended December 31, 2014 from $387,000 for the six months ended December 31, 2013. The average rate we paid on certificates of deposit decreased 21 basis points to 0.87% for the six months ended December 31, 2014 from 1.08% for the six months ended December 31, 2013 and the average balance increased $8.9 million, or 12.5%, to $79.8 million for the six months ended December 31, 2014 from $71.0 million for the six months ended December 31, 2013.

The average cost of borrowings decreased 121 basis points to 2.26% and was partially offset by a $1.1 million, or 8.7%, increase in average balances. We reduced borrowings gradually from $13.9 million on September 30, 2013 to $8.8 million on August 31, 2014, and then borrowed $7.5 million in low-rate, short-term FHLB advances in September 2014 due to loan demand and the cash requirements of the merger. No borrowings were assumed in the merger. Borrowings peaked at $19.0 million in October and November and were reduced in December 2014 when $6.4 million in long term FHLB advances with rates averaging 4.0% were prepaid as part of the balance sheet restructuring. Prepayment penalties of $532,000 were incurred as a result of these prepayments.

Net Interest Income. Net interest income increased $1.4 million or 51.1%, to $4.1 million for the six months ended December 31, 2014, compared to $2.7 million in the six months ended December 31, 2013 due to higher average interest-earning assets as a result of the merger, and the impact of a 45 basis point increase in our interest rate spread to 3.84% from 3.39%.

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

After an evaluation of these factors, we made a $50,000 provision for loan losses for the six months ended December 31, 2014 and no provision for the six months ended December 31, 2013. The provision in the six months ended December 31, 2014 was due to loan portfolio growth. No provision was considered necessary in the six months ended December 31, 2013 due to loan portfolio shrinkage.

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

Noninterest Income. Noninterest income increased $3.2 million, or 240.3%, to $4.5 million for the six months ended December 31, 2014 from $1.3 million for the six months ended December 31, 2013. The bargain purchase gain from the merger in 2014 accounted for $2.9 million of the increase. In addition, gain on sale of loans increased $518,000, or 46.0%, to $1.6 million for the six months ended December 31, 2014 from $1.1 million for the six months ended December 31, 2013. We sold $48.9 million of mortgage loans and $1.6 million of SBA loans during the six months ended December 31, 2014, compared to sales of $45.7 million of mortgage loans and no sales of SBA loans during the six months ended December 31, 2013. We realized a more attractive average premium (gain on sale/sold loans) on mortgage loan sales for 2014. The premium increased to 3.3% of mortgage loans sold for the six months ended December 31,2014, compared to 2.5% for the six months ended December 31,2013. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates. Available-for-sale securities losses on sales increased $325,000 to $357,000 in the six months ended December 31, 2014 compared to $32,000 in the six months ended December 31, 2013 due to the 2014 portfolio restructuring.

Noninterest Expense. Noninterest expense increased $2.9 million, or 61.7%, to $7.5 million for the six months ended December 31, 2014 from $4.7 million for the six months ended December 31, 2013. Salaries and benefits were $3.8 million for the six months ended December 31, 2014, an increase of $1.2 million over the six months ended December 31, 2013, due primarily to the additional expense related to the Bank 1440 personnel for the four months ended December 31, 2014, higher commissions on loans originated for sale due to larger volumes and severance and related expenses in 2014. Penalties incurred on the prepayment of FHLB advances to benefit future funding costs were $532,000 in December 2014, compared to $0 in the six months ended December 31, 2013. Out-of-pocket merger-related expenses (including legal fees) related to our merger with Bank 1440 during the six months ended December 31, 2014 were $801,000, an increase of $457,000 over the $344,000 incurred in the six months ended December 31, 2013. Other noninterest expense in the six months ended December 31, 2014 was $791,000, an increase of $326,000 over the six months ended December 31, 2013, due primarily to increases in loan related expenses and the additional expenses from Bank 1440 operations beginning in September 2014.

Income Tax Expense. In the six months ended December 31, 2014, it was determined income tax receivables were overstated by $74,000 and that amount was written off as tax expense. Due to past and recent pre-tax losses incurred, and the inability to project future taxable income, no other income tax expense or income tax benefits were recorded in the six months ended December 31, 2014 and 2013.

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

	At December 31,		At June 30,
	2014		2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Residential real estate loans	$32,959	18.69%	$34,015	36.61%	$38,432	42.07%	$45,154	39.63%	$53,294	38.54%	$50,829	36.01%
Commercial real estate loans	129,949	73.70	55,103	59.31	48,081	52.64	62,666	54.99	76,325	55.19	84,604	59.94
Commercial and industrial loans	8,594	4.88	2,787	3.00	3,346	3.66	5,622	4.93	7,868	5.69	4,787	3.39
Consumer and other loans	4,816	2.73	1,007	1.08	1,487	1.63	510	0.45	805	0.58	930	0.66
Total gross loans	$176,318	100.00%	$92,912	100.00%	$91,346	100.00%	$113,952	100.00%	$138,292	100.00%	$141,150	100.00%

Less:
Unamoritzed loan fees	(621)		(269)		(132)		(249)		(289)		-
Allowance for loan losses	(1,707)		(1,645)		(1,824)		(2,437)		(2,568)		(1,196)
Total loans held for investment,net	$173,990		$90,998		$89,390		$111,266		$135,435		$139,954

The following table sets forth the contractual maturities of our loans held for investment at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Residential real estate		Commercial real estate
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due during the years ending December 31,
2015	$1,546	6.31%	$15,924	6.08%
2016 to 2019	5,717	4.94	64,132	5.44
2020 and beyond	25,696	5.88	49,893	5.33
Total	$32,959	5.74%	$129,949	5.48%

	Commercial and industrial		Consumer and other		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due during the years ending December 31,
2015	$4,795	5.84%	$171	6.63%	$22,436	6.05%
2016 to 2019	3,098	5.98	4,116	4.67	77,063	5.38
2020 and beyond	701	5.54	529	3.07	76,819	5.50
Total	$8,594	5.86%	$4,816	4.56%	$176,318	5.52%

The following table sets forth our fixed and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(Dollars in Thousands)

Residential real estate	$31,413	$-	$31,413

Commercial real estate	44,515	69,510	114,025

Commercial and industrial	2,762	1,037	3,799

Consumer and other	1,376	3,269	4,645
Total gross loans	$80,066	$73,816	$153,882

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

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At December 31,	At June 30,
	2014	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Non-accrual loans:
Real estate loans:
One-to-four-family residential	$181	$99	$120	$701	$450	$540
Commercial	617	327	633	3,111	6,347	5,669
Commercial and industrial loans	17	17	-	-	180	180
Consumer and other loans	-	-	-	-	-	-
Total loans	$815	$443	$753	$3,812	$6,977	$6,389

Accruing loans past due 90 days or more:

Total accruing loans past due 90 days or more	-	-	-	-	-	-
Total of nonaccrual loans and accruing loans past due 90 days or more	815	443	753	3,812	6,977	6,389

Other real estate owned ("ORE"):
One-to-four-family residential	-	17	297	24	330	140
Commercial	820	820	1,095	2,031	2,554	-
Total real estate owned	820	837	1,392	2,055	2,884	140
Other non-performing assets	-	-	-	-	-	-
Total non-performing assets	$1,635	$1,280	$2,145	$5,867	$9,861	$6,529

Ratios:
Non-performing loans to gross loans held for investment	0.46%	0.48%	0.82%	3.35%	5.05%	4.53%
Non-performing assets to total assets	0.66%	0.76%	1.23%	3.18%	5.37%	3.60%
Nonperforming assets to gross loans held for investment and ORE	0.92%	1.37%	2.31%	5.06%	6.98%	4.62%

Due to loan portfolio and asset growth, the non-performing asset ratios decreased from June 30, 2014 to December 31, 2014 despite nonaccrual loan increases of $290,000 or 89% in commercial real estate loans and $82,000 or 83% in one-to-four family real estate loans.

Interest income that would have been recorded for the six months ended December 31, 2014, had nonaccruing loans been current according to their original terms amounted to $34,000. Interest income that would have been recorded for the year ended June 30, 2014, had nonaccruing loans been current according to their original terms amounted to $40,000. We recognized no interest income on these loans for the six months ended December 31, 2014 or the year ended June 30, 2014. Of such amounts, $23,000 was related to troubled debt restructurings in the six months ended December 31, 2014 and $32,000 for the year ended June 30, 2014.

In addition to non-performing assets, as of December 31, 2014 and June 30, 2014 and 2013 we had $483,000, $489,000 and $505,000 of accruing troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates. The troubled debt restructurings as of December 31, 2014 and June 30, 2014 consisted of three commercial real estate loans and one commercial and industrial loan. As of December 31, 2014 and June 30, 2014 and 2013 there were no specific allowances related to these loans, and at each date we had no commitments to lend additional amounts to the customers.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	30-59	60-89	90 Days
	Days	Days	or More
	Past Due	Past Due	Past Due
	(In Thousands)
At December 31, 2014
Residential real estate loans	$945	$150	$113
Commercial real estate loans	-	894	-
Commercial and industrial loans	-	-	-
Consumer and other loans	-	-	-
Total loans	$945	$1,044	$113

At June 30, 2014
Residential real estate loans	$-	$43	$-
Commercial real estate loans	162	-	-
Commercial and industrial loans	-	-	-
Consumer and other loans	-	-	-
Total loans	$162	$43	$-

At June 30, 2013
Residential real estate loans	$-	$45	$65
Commercial real estate loans	-	-	137
Commercial and industrial loans	-	-	-
Consumer and other loans	-	-	-
Total loans	$-	$45	$202

At June 30, 2012
Residential real estate loans	$339	$142	$-
Commercial real estate loans	153	-	-
Commercial and industrial loans	-	-	-
Consumer and other loans	-	-	-
Total loans	$492	$142	$-

At June 30, 2011
Residential real estate loans	$68	$25	$-
Commercial real estate loans	-	-	4,487
Commercial and industrial loans	-	-	610
Consumer and other loans	-	-	-
Total loans	$68	$25	$5,097

At June 30, 2010
Residential real estate loans	$70	$105	$421
Commercial real estate loans	1,834	-	3,548
Commercial and industrial loans	110	-	70
Consumer and other loans	-	-	-
Total loans	$2,014	$105	$4,039

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2014 and June 30, 2014 and 2013. The classified assets total at December 31, 2014 includes $815,000 of nonperforming loans.

	At December 31,	At June 30,
	2014	2014	2013
		(In Thousands)

Classified assets:
Substandard (1)	$3,841	$3,274	$3,575
Doubtful	-	-	-
Loss	-	-	-
Total classified assets	3,841	3,274	3,575

Special mention	$657	$854	$2,031

(1)	Includes other real estate at December 31, 2014 and June 30, 2014 and 2013 of $820,000, $837,000 and $1.4 million, respectively.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the current level of net loan losses, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Six Months Ended December 31,		At or For the Years Ended June 30,
	2014 (1)	2013 (1)	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Balance at beginning of period	$1,645	$1,824	$1,824	$2,437	$2,568	$1,196	$734

Provision for loan losses	50	-	-	(121)	2,939	2,097	469

Charge-offs:
Residential real estate loans	(14)	-	(86)	(111)	(172)	(55)	(10)
Commercial real estate loans	-	(76)	(76)	(383)	(2,917)	(657)	-
Commercial and industrial loans	-	-	-	-	-	-	-
Consumer and other loans	(1)	(16)	(48)	(187)	(13)	(14)	(17)
Total charge-offs	(15)	(92)	(210)	(681)	(3,102)	(726)	(27)

Recoveries:
Residential real estate loans	26	-	-	46	3	-	9
Commercial real estate loans	-	-	30	66	29	-	-
Commercial and industrial loans	-	-	-	-	-	-	-
Consumer and other loans	1	1	1	77	-	1	11
Total recoveries	27	1	31	189	32	1	20
Net (charge-offs) recoveries	12	(91)	(179)	(492)	(3,070)	(725)	(7)

Balance at end of period	$1,707	$1,733	$1,645	$1,824	$2,437	$2,568	$1,196

Allowance for loan losses to non-performing loans at end of period	209.50%	288.83	371.33%	242.23%	63.93%	34.82%	19.54
Allowance for loan losses to total gross loans at end of period	0.97%	1.85	1.77%	2.00%	2.14%	1.86%	0.85
Net (charge-offs) recoveries to average loans outstanding during the period	0.02%	(0.19)	(0.18)%	(0.45)%	(2.35)%	(0.53)%	(0.00)

(1)	Ratios for the six month period have been annualized.

The allowance for loan losses to non-performing loans ratio decreased due to an increase in non-performing loans. The allowance for loan losses to total loans decreased as a result of charge-offs recognized during 2014 and due to the absence of any allowance for loan losses on loans acquired in the purchase of Bank 1440 as such loans were marked to market on acquisition.

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

	At December 31,		At June 30,
	2014		2014		2013
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in Thousands)

Residential real estate loans	$388	18.69%	$375	36.61%	$196	42.07%
Commercial real estate loans	1,125	73.70	1,126	59.31	1,568	52.64
Commercial and industrial loans	178	4.88	129	3.00	55	3.66
Consumer and other loans	16	2.73	15	1.08	5	1.63
Total allocated allowance	1,707	100.00%	1,645	100.00%	1,824	100.00%
Unallocated	-		-		-
Total	$1,707		$1,645		$1,824

	At June 30,
	2012		2011		2010
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in Thousands)

Residential real estate loans	$262	39.63%	$196	38.54%	$266	36.01%
Commercial real estate loans	2,006	54.99	1,436	55.19	905	59.94
Commercial and industrial loans	55	4.93	925	5.69	11	3.39
Consumer and other loans	114	0.45	11	0.58	14	0.66
Total allocated allowance	2,437	100.00%	2,568	100.00%	1,196	100.00%
Unallocated	-		-		-
Total	$2,437		$2,568		$1,196

Investments

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At December 31,		At June 30,
	2014		2014		2013		2012
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

Mortgage-backed securities (1)	21,797	21,728	30,094	29,819	45,497	45,306	33,687	33,866
Agency securities	4,926	4,856	9,106	8,831	10,385	10,034	7,382	7,405
Municipal obligations	2,443	2,434	309	309	-	-	-	-
Total	29,166	29,018	39,509	38,959	55,882	55,340	41,069	41,271

(1) Includes Freddie Mac, Ginnie Mae and Fannie Mae obligations.

At December 31, 2014 and June 30, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2014, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
	Amortized	Weighted-	Amortized	Weighted-	Amortized	Weighted-	Amortized	Weighted-	Amortized	Fair	Weighted-
	Cost	Average Yield	Cost	Average Yield	Cost	Average Yield	Cost	Average Yield	Cost	Value	Average Yield

Mortgage-backed securities (1)	-	-	13,719	1.56%	8,078	2.07%	-	-	21,797	21,728	1.75%
Agency securities	-	-	2,300	1.35%	2,626	2.59%	-	-	4,926	4,856	2.01%
Municipal obligations	-	-	2,443	2.64%	-	-	-	-	2,443	2,434	2.64%
Total	-	-	18,462	1.68%	10,704	2.20%	-	-	29,166	29,018	1.87%

(1) Includes Freddie Mac, Ginnie Mae and Fannie Mae

Sources of Funds

General. Deposits traditionally have been our primary source of funds for use in lending and investment activities. We also use Federal Home Loan Bank of Dallas advances to supplement cash flow needs, lengthen the maturities of liabilities, for interest rate risk purposes and to manage the cost of funds. Funds are derived from scheduled loan payments, securities maturities, loan prepayments, loan sales, and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated mainly from residents and businesses within our primary deposit market area. We offer a selection of deposit accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

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

The following tables set forth the distribution of total deposits by account type, for the periods indicated.

	For The Six Months Ended			For The Six Months Ended
	December 31, 2014			December 31, 2013
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(dollars in thousands)
Deposit type:
Non-interest bearing	$17,134	9.48%	-%	$12,937	9.57%	-%
Checking	23,335	12.91	0.44	12,727	9.41	0.20
Money market	30,040	16.61	0.87	9,155	6.77	0.65
Savings	30,457	16.84	0.48	29,412	21.75	0.53
Certificates of deposit	79,844	44.16	0.87	70,987	52.50	1.08
Total deposits	$180,810	100.00%	0.66%	$135,218	100.00%	0.75%

	For The Year Ended			For The Year Ended			For The Year Ended
	June 30, 2014			June 30, 2013			June 30, 2012
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Non-interest bearing	$12,372	9.24%	-%	$12,514	8.97%	-%	$12,638	8.80%	-%
Checking	12,783	9.55	0.20	12,038	8.63	0.22	12,243	8.53	0.23
Money market	9,365	7.00	0.65	9,919	7.11	0.68	10,363	7.22	0.83
Savings	29,625	22.14	0.51	27,194	19.50	0.67	26,415	18.40	0.70
Certificates of deposit	69,674	52.07	1.04	77,805	55.79	1.25	81,913	57.05	1.74
Total deposits	$133,819	100.00%	0.72%	$139,470	100.00%	0.90%	$143,572	100.00%	1.17%

As of December 31, 2014, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was approximately $12.8 million. The following table sets forth the maturity of these certificates as of December 31, 2014.

At
December 31,
2014

Three months or less	$1,903
Over three through six months	2,745
Over six through twelve months	1,767
Over twelve months	6,405
Total	$12,820

Borrowings. As of December 31, 2014 and June 30, 2014 and 2013, our borrowings consisted solely of Federal Home Loan Bank of Dallas advances. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At and for Six Months Ended December 31,		At and for Years Ended June 30,
	2014	2013	2014	2013	2012

Average amount outstanding during the period	$14,147	$13,018	$11,309	$14,415	$16,692
Highest amount outstanding at any month end during the period	$18,960	$13,281	$13,281	$15,452	$20,045
Weighted average interest rate during the period	2.26%	3.47%	3.57%	4.03%	3.09%
Balance outstanding at end of period	$12,500	$11,973	$8,810	$13,327	$15,502
Weighted average interest rate at end of period	0.22%	2.84%	3.39%	3.11%	3.25%

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

The table below sets forth, as of December 31, 2014, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2014
Change in		Estimated Increase
Interest Rates	Estimated	(Decrease) in EVE
(basis points)(1)	EVE (2)	Amount	Percent
	(Dollars in Thousands)
+300	$26,379	$(5,315)	(16.77)%
+200	28,754	(2,940)	(9.28)
+100	30,525	(1,169)	(3.69)
0	31,694	-	-
-100	33,981	2,287	7.22

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2014, in the event of a 100 basis point decrease in interest rates, we would experience a 7.22% increase in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2014, we would experience a 9.28% decrease in EVE.

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

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2014.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $14.8 million. Additional cash is being carried to replace available for sale securities sold in December 2014 and to cover loan funding requirements, especially construction loan draws. Available-for-sale securities, which provide additional sources of liquidity, totaled $29.0 million at December 31, 2014. In addition, at December 31, 2014, we had $12.5 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $99.2 million .

At December 31, 2014, we had $19.3 million in loan commitments outstanding, of which $12.6 million is for construction loans, and an additional $9.4 million in loans held for sale. In addition to commitments to originate loans, we had $4.3 million in unused lines of credit and $72,000 of commitments issued under standby letters of credit.

Certificates of deposit due within one year of December 31, 2014 totaled $44.1 million, or 52.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We expect that we will be able to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas.

During the six months ended December 31, 2014 net cash provided by operating activities was $1.4 million representing net income adjusted for non-cash and investing items. The largest outgoing cash flow therein was $48.0 million in fundings of loans held for sale and the largest cash inflow was the $50.5 million in proceeds from sales of loans held for sale.

Our primary investing activities are the origination of loans and the purchase of securities. In the six months ended December 31, 2014 and fiscal years ended June 30, 2014 and 2013, we originated $81.9 million, $136.8 million and $125.9 million of loans, respectively, and purchased $5.8 million, $6.9 million and $31.3 million of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $67.3 million during the six months ended December 31, 2014 due primarily to the acquisition of Bank 1440 and net decreases in total deposits of $844,000 and $7.9 million during the years ended June 30, 2014 and 2013, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances increased $3.7 million, decreased $4.5 million and decreased $2.2 million during the six months ended December 31, 2014 and the years ended June 30, 2014 and 2013, respectively. Advances increased in the six months ended December 31, 2014 due to healthy loan growth even though we experienced a decrease in available-for-sale securities. Despite the increases in cash and cash equivalents, loans held for sale and loans held for investment in the fiscal year ended June 30, 2014, we were able to decrease our Federal Home Loan Bank advances due to a much larger decrease in our securities portfolio.

Bank’34 is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, Bank’34 exceeded all regulatory capital requirements. Bank’34 is categorized as “well-capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 12 of the Notes to the Consolidated Financial Statements.

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

ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.          Financial Statements and Supplementary Data

The financial statements, the report thereon and the notes thereto commence at page 48 of this Annual Report on Form 10-KT.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control — Integrated Framework (2013).  Based on such assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based upon those criteria.

Because the Company is a smaller reporting company, it is not required to receive, and has not received, a report with respect to the effectiveness of internal control over financial reporting from an independent registered public accounting firm.

/s/ Jill Gutierrez	/s/ Jan R. Thiry
Jill Gutierrez	Jan R. Thiry
Chief Executive Officer	Executive Vice President, Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alamogordo Financial Corp.

Alamogordo, New Mexico

We have audited the accompanying consolidated balance sheets of Alamogordo Financial Corp. (the “Company”) as of December 31, 2014 and June 30, 2014 and 2013 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the six months ended December 31, 2014 and for the years ended June 30, 2014 and 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamogordo Financial Corp. as of December 31, 2014 and June 30, 2014 and 2013, and the results of their operations and their cash flows for the six months ended December 31, 2014 and for the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Briggs & Veselka Co.
Briggs & Veselka Co.
Houston, Texas

March 30, 2015

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2014	June 30, 2013

ASSETS
Cash and due from banks	$12,708,542	$9,367,899	$3,920,096
Interest-bearing deposits with banks	2,115,431	577,861	296,200
Total cash and cash equivalents	14,823,973	9,945,760	4,216,296

Loans held for investment	175,697,082	92,642,550	91,214,232
Allowance for loan losses	(1,707,282)	(1,644,550)	(1,824,388)
Loans held for investment, net	173,989,800	90,998,000	89,389,844

Loans held for sale	9,429,090	10,278,801	6,295,062
Available-for-sale securities	29,017,912	38,958,910	55,339,595
Other real estate	820,000	836,888	1,391,713
Premises and equipment, net	10,031,492	9,979,320	10,458,581
Stock in financial institutions	1,905,935	648,235	955,987
Accrued interest receivable	655,201	476,962	463,630
Income taxes receivable	-	224,111	534,442
Bank owned life insurance	5,223,189	5,151,898	5,003,521
Core deposit intangible	465,168	-	-
Prepaid and other assets	592,225	286,531	261,050

TOTAL ASSETS	$246,953,985	$167,785,416	$174,309,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$17,975,857	$13,926,745	$12,376,976
Savings and NOW deposits	100,574,790	52,886,361	49,443,794
Time deposits	83,388,039	67,859,876	73,696,551
Total deposits	201,938,686	134,672,982	135,517,321

Federal Home Loan Bank advances	12,500,000	8,809,932	13,327,199
Escrows	271,141	266,409	280,693
Accrued interest and other liabilities	2,907,827	1,852,487	1,587,188
Total liabilities	217,617,654	145,601,810	150,712,401

Commitments and contingencies	-	-	-

Stockholders’ equity
Common stock, $0.10 par value; 20,000,000 shares authorized,	168,552	132,411	132,411
1,685,132 issued, 1,679,500 outstanding at December 31, 2014, 1,324,106 issued and 1,318,474 and 1,304,526 outstanding at June 30, 2014 and 2013, respectively.
Additional paid-in capital	9,714,459	3,969,421	4,090,889
Retained earnings	20,084,266	19,135,293	20,369,869
Accumulated other comprehensive loss	(148,446)	(549,627)	(511,443)
Treasury stock, at cost; 5,632, 5,632 and 19,580 shares.	(139,332)	(139,332)	(484,406)
Unearned employee stock ownership plan (ESOP) shares	(343,168)	(364,560)	-
Total stockholders’ equity	29,336,331	22,183,606	23,597,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246,953,985	$167,785,416	$174,309,721

The accompanying notes are an integral part of these consolidated financial statements.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended December 31,		Years Ended June 30,
	2014	2013	2014	2013

Interest income		Unaudited
Interest and fees on loans	$4,429,322	$2,985,043	$6,048,268	$6,819,081
Interest on securities	445,056	475,044	873,239	662,709
Interest on other interest-earning assets	19,880	6,845	18,271	20,717
Total interest income	4,894,258	3,466,932	6,939,778	7,502,507

Interest expense
Interest on deposits	606,050	507,727	959,395	1,249,672
Interest on borrowings	161,216	228,714	403,820	581,119
Total interest expense	767,266	736,441	1,363,215	1,830,791

Net interest income	4,126,992	2,730,491	5,576,563	5,671,716
Provision for (credit to) loan losses	50,000	-	-	(121,000)

Net interest income after provision for (credit to) loan losses	4,076,992	2,730,491	5,576,563	5,792,716

Noninterest income
Gain on sale of loans	1,643,230	1,125,220	2,501,821	3,125,796
Service charges and fees	119,025	99,893	250,256	199,452
Gain on sale and impairments of other real estate	-	1,329	23,846	(14,388)
Loss on sale of securities	(356,645)	(31,731)	(3,000)	(81,572)
Bank owned life insurance income	71,353	77,834	148,377	196,972
Bargain purchase gain	2,898,847	-	-	-
Other	97,547	41,850	162,302	170,130
Total noninterest income	4,473,357	1,314,395	3,083,602	3,596,390

Noninterest expense
Salaries and benefits	3,760,807	2,589,535	5,305,419	5,599,006
Occupancy	728,654	560,172	1,107,211	1,145,149
Data processing fees	471,658	343,546	754,833	548,172
FDIC and other insurance expense	108,499	87,360	231,180	308,727
Professional fees	266,783	104,316	356,662	383,943
Merger-related expenses	800,965	344,217	920,420	234,007
Advertising	59,616	122,161	192,705	178,853
Net other real estate expenses	7,030	39,699	58,509	102,752
Prepayment penalty, FHLB advances	532,125	-	-	-
Other	791,479	465,067	967,802	985,492
Total noninterest expense	7,527,616	4,656,073	9,894,741	9,486,101

Income (loss) before income taxes	1,022,733	(611,187)	(1,234,576)	(96,995)
Provision for income taxes	73,760	-	-	35,527

NET INCOME (LOSS)	948,973	(611,187)	(1,234,576)	(132,522)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	401,181	(553,355)	(38,184)	(635,904)

COMPREHENSIVE INCOME (LOSS)	$1,350,154	$(1,164,542)	$(1,272,760)	$(768,426)

Income (loss) per common share:
Basic	$0.61	$(0.47)	$(0.95)	$(0.10)
Diluted	$0.61	$(0.47)	$(0.95)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED DECEMBER 31, 2014 AND YEARS ENDED JUNE 30, 2014 AND 2013

				Accumulated
				Other
		Additional		Comprehensive			Unearned	Total
	Common	Paid-In	Retained	Income	Unearned	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	(Loss)	Stock awards	Stock	Shares	Equity

BALANCE, JUNE 30, 2012	$132,411	$4,090,889	$20,502,391	$124,461	$(10,280)	$(163,625)	$-	$24,676,247
								-
Net loss	-	-	(132,522)	-	-	-	-	(132,522)
Stock repurchases	-	-	-	-	-	(320,781)	-	(320,781)
Stock-based compensation	-	-	-	-	10,280	-	-	10,280
Unrealized loss on available-for-sale securities	-	-	-	(635,904)	-	-	-	(635,904)

BALANCE, JUNE 30, 2013	$132,411	$4,090,889	$20,369,869	$(511,443)	$-	$(484,406)	$-	$23,597,320

Net loss	-	-	(1,234,576)	-	-	-	-	(1,234,576)
Unrealized loss on available-for-sale securities	-	-	-	(38,184)	-	-	-	(38,184)
Unallocated/unearned ESOP shares	-	-	-	-	-	-	(160,895)	(160,895)
Amortization of ESOP award	-	(4,165)	-	-	-	-	24,106	19,941
Sale of treasury shares to ESOP	-	(117,303)	-	-	-	345,074	(227,771)	-

BALANCE, JUNE 30, 2014	$132,411	$3,969,421	$19,135,293	$(549,627)	$-	$(139,332)	$(364,560)	$22,183,606

Net income	-	-	948,973	-	-	-	-	948,973
Unrealized gain on available-for-sale securities	-	-	-	401,181	-	-	-	401,181
Issuance of common stock in merger	36,141	5,747,287	-	-	-	-	-	5,783,428
Amortization of ESOP award	-	(2,249)	-	-	-	-	21,392	19,143

BALANCE, DECEMBER 31, 2014	$168,552	$9,714,459	$20,084,266	$(148,446)	$-	$(139,332)	$(343,168)	$29,336,331

The accompanying notes are an integral part of these consolidated financial statements.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,		Years Ended June 30,
	2014	2013	2014	2013

Cash flows from operating activities		Unaudited
Net income (loss)	$948,973	$(611,187)	$(1,234,576)	$(132,522)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	285,318	256,495	506,932	530,614
Stock dividend on financial institution stock	-	-	-	(5,816)
Gain on sale and impairments of other real estate	-	(1,329)	(23,846)	14,388
Amortization of premiums and discounts on securities, net	870,747	450,528	730,956	1,065,162
ESOP expense	19,143	-	19,941	-
Amortization of core deposit intangible	36,832	-	-	-
Bargain purchase gain	(2,898,847)	-	-	-
Loss on sale of available-for-sale securities	356,645	31,731	3,000	81,572
Gain on sale of loans	(1,643,230)	(1,125,220)	(2,501,821)	(3,125,796)
Stock-based compensation	-	-	-	10,280
Proceeds from sale of loans held for sale	50,497,855	45,743,063	93,554,202	102,865,408
Funding of loans held for sale	(48,004,914)	(44,664,844)	(95,036,120)	(99,149,636)
Provision for (credit to) loan losses	50,000	-	-	(121,000)
Earnings on bank-owned life insurance	(71,353)	(77,834)	(148,377)	(196,972)
Changes in operating assets and liabilities:
Accrued interest receivable	180,395	(2,081)	(13,332)	23,065
Income taxes receivable	224,111	-	310,331	74,600
Prepaid and other assets	(181,974)	(21,899)	(18,166)	912,713
Accrued interest and other liabilities	764,374	(207,669)	204,008	770,445
Other	(90)	(21)	-	-
Net cash (used for) provided by operating activities	1,433,985	(230,267)	(3,646,868)	3,616,505

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	2,569,444	4,784,395	7,441,124	11,729,090
Proceeds from sales of available-for-sale securities	29,108,517	13,037,151	15,092,151	3,685,377
Purchases of available-for-sale securities	(5,848,077)	(6,924,730)	(6,924,730)	(31,265,472)
Funding of ESOP	-	-	(106,919)	-
Net change in loans held for investment	(15,657,885)	(2,125,010)	(1,689,674)	19,488,012
Purchases of premises and equipment	(11,063)	(15,336)	(27,671)	(255,872)
Redemption (purchases) of stock in financial institutions	(593,500)	105,567	307,752	(19,771)
Net proceeds from sales of other real estate	16,888	106,188	660,189	3,158,151
Cash paid for acquisition	(3,804,414)	-	-	-
Cash received for acquisition	2,208,730	-	-	-
Net cash provided by investing activities	7,988,640	8,968,225	14,752,222	6,519,515

Cash flows from financing activities
Net change in deposits	(8,239,213)	(4,556,449)	(844,339)	(7,903,880)
Net increase in escrows	4,732	(12,778)	(14,284)	(69,259)
Stock repurchases	-	-	-	(320,781)
Net increase in Federal Home Loan Bank advances	3,690,068	(1,353,854)	(4,517,267)	(2,175,048)
Purchase of treasury stock	-	(17,023)	-	-
Net cash used for financing activities	(4,544,413)	(5,940,104)	(5,375,890)	(10,468,968)

Net increase (decrease) in cash and cash equivalents	4,878,212	2,797,854	5,729,464	(332,948)

Cash and cash equivalents, beginning of period	9,945,760	4,216,296	4,216,296	4,549,244

Cash and cash equivalents, end of period	$14,823,973	$7,014,150	$9,945,760	$4,216,296

Supplemental disclosures:
Interest on deposits and advances paid	$792,846	$743,411	$1,373,379	$1,864,243
Income taxes paid (refund)	$-	$-	$(310,331)	$-
Noncash investing and financing activities:
Transfers of loans to other real estate	$-	$-	$81,518	$-
Sale and financing of other real estate	$-	$-	$-	$2,509,570
Sale of treasury shares to ESOP	$-	$-	$345,074	$-
Issuance of common stock in merger	$5,783,428	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND JUNE 30, 2014 AND 2013

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Alamogordo Financial Corp. is a savings and loan holding company that owns 100% of Bank’34 (the “Bank”). On March 31, 2008, the Bank changed its name from Alamogordo Federal Savings and Loan Association to Bank’34. Alamogordo Financial Corp. (the “Parent”) was incorporated on April 30, 1997 and is a majority-owned subsidiary of AF Mutual Holding Company. As of December 31, 2014, AF Mutual Holding Company owned 53.6% of the Parent’s outstanding shares of common stock. All three companies changed their fiscal year ends to December 31 from June 30.

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

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico and Scottsdale and Peoria, Arizona. A large portion of the Bank’s loans are secured by real estate in Otero and Dona Ana Counties, New Mexico. The economy for these Counties’ is heavily dependent on two U.S. Government military installations located in the Counties. Accordingly, the ultimate collectability of the Bank’s loan portfolio is susceptible to changes in market conditions in southern New Mexico.

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

Significant estimates include, but are not limited to, allowance for loan losses, useful lives used in depreciation and amortization, deferred income taxes and related valuation allowance, valuation of other real estate and core deposit intangibles.

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

Loans Held for Investment, Net – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific allowances and net of any deferred fees or costs. Loans are considered past due or delinquent based on the contractual terms in the loan agreement and how recently repayments have been received. Interest income is recognized based upon principal amounts outstanding. The accrual of interest is discontinued at the time the loan is 90 days past due or when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal, unless the credit is well secured and in process of collection. Interest previously accrued but uncollected on such loans is reversed and charged against current income. Subsequent interest collected on such loans is credited to loan principal if, in the opinion of management, collectability of principal is doubtful; otherwise, the interest collected is recognized as income and resumption of interest accruals may occur. Loans are charged-off as uncollectible when, in the opinion of management, collectability of principal is improbable. Personal loans are typically charged off when no later than 180 days past due.

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

Loans Held for Sale – Loans held for sale includes mortgage loans and a portion of Small Business Administration (“SBA”) loans the Company intends to sell. They are carried at the lower of aggregate cost or fair value. Gains and losses on the sale of mortgage loans are recognized upon sale and are determined by the difference between the sales proceeds and carrying value of the loans. These loans are generally sold within 7 to 14 days of origination. Net unrealized losses, if any, are recorded as a valuation allowance and charged to operations. The December 31, 2014 loans held for sale portfolio totaled $9.4 million, all of which were residential mortgage loans. The loans held for sale portfolio totaled $10.3 million at June 30, 2014, including $7.7 million of residential mortgage loans and $2.6 million of SBA loans. The June 30, 2013 loans held for sale portfolio totaled $6.3 million, all of which were residential mortgage loans.

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

Bank Owned Life Insurance (BOLI) – The Bank holds BOLI representing life insurance on the lives of certain executives of the Bank purchased in order to help offset the costs of the Bank’s benefit expenses. BOLI is carried on our consolidated balance sheets at the net cash surrender value of the policies and increases in the net cash surrender value are recorded in noninterest income in the consolidated statements of comprehensive income (loss) as bank owned life insurance income.

Core deposit intangible (CDI) – Core deposit intangible represents a premium paid to acquire core deposits representing the net present value of core deposits acquired over their book value on the acquisition date. The core deposit intangible is amortized using the double declining balance method over the 9- year estimated useful lives of the core deposits. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying value of the assets may be larger than the value of the future undiscounted cash flows.

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

Advertising Cost – The Company conducts direct and non-direct response advertising. These costs are expensed as incurred. Advertising costs for the six months ended December 31, 2014 and the fiscal years ended June 30, 2014 and 2013 were $60,000, $193,000 and $179,000, respectively.

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss) and net unrealized gains and losses on securities available-for-sale, net of taxes.

Stock-Based Compensation – The Company has a Stock Option Plan and a Recognition and Retention Plan which each award shares of the Company’s stock to directors and key employees.

The Company separates each award into vesting tranches and recognizes expense on the fair value of the option for each tranche over the vesting period. The fair value of options granted are estimated using the Black-Scholes option pricing model with the following assumptions: expected dividend yield, expected stock price volatility, risk-free rate of return, and the expected life of options.

During the six months ended December 31, 2014 and 2013 and the fiscal years ended June 30, 2014 and 2013, there were no options granted.

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

Subsequent Events – Subsequent events have been evaluated through the date of the Report of Independent Registered Public Accounting Firm which is the date the consolidated financial statements were issued.

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

NOTE 2 – BUSINESS COMBINATION

On August 29, 2014 (“acquisition date”), the Company acquired 100% of the outstanding stock of Bank 1440, a state-chartered commercial bank headquartered in Phoenix, Arizona with approximately $88.3 million in assets at fair value and two branches. Bank 1440 shareholders received $0.94 in cash and 0.17064 shares of the Company’s common stock in exchange for each share of Bank 1440 common stock and Series A preferred stock, resulting in the Company issuing 360,635 shares of its common stock, subject to adjustment for cash paid in lieu of fractional shares. The acquisition resulted from a combination of expected synergies and the intent to expand business operations in Phoenix, Arizona.

The Bank 1440 transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Per the applicable accounting guidance for business combinations, these fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.

A bargain purchase gain of $2.9 million was recognized in noninterest income, which is calculated as the excess of net identifiable assets acquired at $12.5 million over consideration transferred of $9.6 million. No tax benefit or expense was recognized on the fair market value adjustments since the Company and Bank 1440 both have 100% valuation allowances against their net deferred tax assets and neither has been imputing tax benefits or expense on current income due to past years net operating losses.

The following tables provide the purchase price calculation as of the acquisition date and the identifiable assets purchased and the liabilities assumed at their estimated fair value. These fair value measurements are based on third-party valuations that are subject to refinement for up to one year after the acquisition date based on additional information obtained by management that existed as of the acquisition date.

August 29,
2014
Purchase Price
Gross AFC Shares Issued on Exchange	360,635
Closing price per share of the Company's Common Stock	$16.00

Stock Consideration (0.17064 ratio)	$5,770,160

Option and Warrant consideration	$1,298,629
20% Cash and Cash in Lieu	2,105,785
Dissenters Payments	400,000

Cash Consideration	$3,804,414

Total purchase price	$9,574,574

Statement of Net Assets Acquired at Fair Value:

ASSETS
Cash and due from banks	$2,208,730
Available-for-sale securities	17,365,877
Loans held for investment, net	67,383,915
Premises and equipment, net	326,428
Core deposit intangible	502,000
Accrued interest receivable and other assets	482,354
Total assets	$88,269,304	$88,269,304

LIABILITIES
Deposits	$75,504,917
Federal Home Loan Bank advances	-
Accrued interest and other liabilities	290,966
Total liabilities	$75,795,883	(75,795,883)

Net identifiable assets acquired		$12,473,421

Total purchase price		$(9,574,574)

Bargain purchase gain		$2,898,847

The operating results of the Company for the six month period ended December 31, 2014 include the operating results of the acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of Bank 1440 provided approximately $1.3 million in interest income on loans and approximately $215,000 in interest income on securities for the period from the Acquisition Date to December 31, 2014, ignoring purchase accounting fair value adjustment amortization.  Bank 1440’s results of operations prior to the Acquisition Date are not included in the Company’s consolidated statements of comprehensive income (loss).

Merger-related charges of $801,000 and $344,000  were recorded in the Company’s consolidated statements of comprehensive income (loss) as noninterest expense for the six months ended December 31, 2014 and 2013, respectively, and include incremental costs to integrate the operations of the Company and Bank 1440. Such expenses were for professional services including legal fees, costs related to termination of existing contractual arrangements for various services including the write off of tenant improvements as a result of planned relocation of the Phoenix office, travel costs, printing, supplies and other costs. The integration of Bank 1440 into the Company continues to progress as scheduled. Core operating systems are expected to be converted in March 2015.

The following table provides the unaudited pro forma information for the results of operations for the six months ended December 31, 2014 and 2013 as if the acquisition had occurred July 1 of each year. These adjustments include the impact of certain purchase accounting adjustments including accretion of loan discounts, core deposit intangible amortization, fixed asset depreciation and deposit premium amortization as well as a bargain purchase gain of $2.9 million in August 2014. In addition, the merger expenses previously discussed are included in each period presented. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro-forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined corporation that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Pro-Forma Results of Operations

	In 000's
	Six Months Ended December 31,
	2014	2013

Total revenue, net of interest expense	$9,242	$6,790
Net income	$1,133	$(16)

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

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

Banks are required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2014 and June 30, 2014 and 2013 was $308,000, $296,000 and $360,000, respectively, and is included in cash and cash equivalents in the consolidated balance sheets.

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at December 31, 2014 and June 30, 2014 and 2013. The carrying amount of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2014
Available-for-sale securities
Mortgage-backed securities	$21,797,221	$72,984	$(142,394)	$21,727,811
U.S. Government agencies	4,925,972	4,355	(73,798)	4,856,529
Municipal obligations	2,443,165	9,059	(18,652)	2,433,572

	$29,166,358	$86,398	$(234,844)	$29,017,912

June 30, 2014
Available-for-sale securities
Mortgage-backed securities	$30,094,054	$150,181	$(425,084)	$29,819,151
U.S. Government agencies	9,105,345	-	(274,499)	8,830,846
Municipal obligations	309,138	-	(225)	308,913

	$39,508,537	$150,181	$(699,808)	$38,958,910

June 30, 2013
Available-for-sale securities
Mortgage-backed securities	$45,497,230	$224,727	$(415,444)	$45,306,513
U.S. Government agencies	10,384,942	-	(351,860)	10,033,082

	$55,882,172	$224,727	$(767,304)	$55,339,595

Proceeds from the sale of available-for-sale securities and resulting net losses were as follows:

	Six Months Ended December 31,		Years Ended June 30,
	2014	2013	2014	2013
		Unaudited
Proceeds from sale	$29,108,517	$13,037,151	$15,092,151	$3,685,377
Losses, net	$(356,645)	$(31,731)	$(3,000)	$(81,572)

Amortized cost and fair value of securities by contractual maturity as of December 31, 2014 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their actual contractual maturities because of principal prepayments. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at December 31, 2014 were as follows:

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one to five years	18,462,435	18,353,451
Due after five to ten years	10,703,923	10,664,461
Due after ten years	-	-

Totals	$29,166,358	$29,017,912

At December 31, 2014 and June 30, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2014, mortgage-backed securities included collateralized mortgage obligations of $5.5 million, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$12,923,685	$(142,394)	$-	$-	$12,923,685	$(142,394)
U.S. Government agencies	3,969,042	(73,798)	-	-	3,969,042	(73,798)
Municipal obligations	1,300,632	(18,652)	-	-	1,300,632	(18,652)

Total temporarily impaired securities	$18,193,359	$(234,844)	$-	$-	$18,193,359	$(234,844)

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities
Mortgage-backed securities	$7,092,004	$(144,288)	$15,296,013	$(280,796)	$22,388,017	$(425,084)
U.S. Government agencies	939,203	(3,258)	7,891,643	(271,241)	8,830,846	(274,499)
Municipal obligations	308,913	(225)	-	-	308,913	(225)

Total temporarily impaired securities	$8,340,120	$(147,771)	$23,187,656	$(552,037)	$31,527,776	$(699,808)

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities
Mortgage-backed securities	$24,251,762	$(411,413)	$508,846	$(4,031)	$24,760,608	$(415,444)
U.S. Government agencies	10,033,082	(351,860)		-	10,033,082	(351,860)

Total temporarily impaired securities	$34,284,844	$(763,273)	$508,846	$(4,031)	$34,793,690	$(767,304)

At December 31, 2014 and June 30, 2014 and 2013, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014 and June 30, 2014 and June 30, 2013.

Loans and securities carried at approximately $111.7 million at December 31, 2014 were pledged to secure FHLB advances. In addition, securities carried at approximately $3.4 million at December 31, 2014 were pledged to secure public deposits.

NOTE 5 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	December 31, 2014		June 30, 2014		June 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$129,948,473	73.7%	$55,103,109	59.3%	$48,081,339	52.6%
Residential real estate	32,959,380	18.7%	34,014,516	36.6%	38,432,370	42.1%
Commercial and industrial	8,594,344	4.9%	2,786,992	3.0%	3,345,819	3.7%
Consumer and other	4,816,230	2.7%	1,007,106	1.1%	1,486,688	1.6%
Total gross loans	176,318,427	100.0%	92,911,723	100.0%	91,346,216	100.0%
Unamortized loan fees	(621,345)		(269,173)		(131,984)
Loans held for investment	175,697,082		92,642,550		91,214,232
Allowance for loan losses	(1,707,282)		(1,644,550)		(1,824,388)

Loans held for investment, net	$173,989,800		$90,998,000		$89,389,844

At December 31, 2014 and June 30, 2014 and 2013, commercial real estate loans include construction loans of $13.0 million, $4.8 million and $4.9 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2014 and June 30, 2014 and 2013:

	As of December 31, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,125,491	387,801	177,820	16,170	1,707,282

Total	$1,125,491	$387,801	$177,820	$16,170	$1,707,282

Gross loans
Ending balance: individually evaluated for impairment	$2,512,377	$491,780	$16,795	$-	$3,020,953
Ending balance: collectively evaluated for impairment	127,436,096	32,467,600	8,577,548	4,816,230	173,297,474
Total	$129,948,473	$32,959,380	$8,594,344	$4,816,230	$176,318,427

	As of June 30, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,125,650	374,476	129,309	15,115	1,644,550

Total	$1,125,650	$374,476	$129,309	$15,115	$1,644,550

Gross loans
Ending balance: individually evaluated for impairment	$326,958	$-	$16,795	$-	$343,753
Ending balance: collectively evaluated for impairment	54,776,151	34,014,516	2,770,197	1,007,106	92,567,970

Total	$55,103,109	$34,014,516	$2,786,992	$1,007,106	$92,911,723

	As of June 30, 2013
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,568,721	196,485	54,506	4,676	1,824,388

Total	$1,568,721	$196,485	$54,506	$4,676	$1,824,388

Gross loans
Ending balance: individually evaluated for impairment	$633,202	$-	$-	$-	$633,202
Ending balance: collectively evaluated for impairment	47,448,137	38,432,370	3,345,819	1,486,688	90,713,014

Total	$48,081,339	$38,432,370	$3,345,819	$1,486,688	$91,346,216

The following is a summary of activities for the allowance for loan losses for the six months ended December 31, 2014 and 2013 and the years ended June 30, 2014 and 2013:

	Six Months Ended December 31,		Years Ended June 30,
	2014	2013	2014	2013
		Unaudited
Beginning balance	$1,644,550	$1,824,388	$1,824,388	$2,436,785

Provision for (credit to) loan losses	50,000	-	-	(121,000)

Charge-offs:
Commercial real estate	-	(76,000)	(76,000)	(382,592)
Residential real estate	(14,252)	-	(86,710)	(111,237)
Consumer and other	(872)	(16,291)	(47,981)	(187,397)
Total charge-offs	(15,124)	(92,291)	(210,691)	(681,226)

Recoveries:
Commercial real estate	-	-	29,700	66,265
Residential real estate	26,153	-	-	45,820
Consumer and other	1,703	1,000	1,153	77,744
Total recoveries	27,856	1,000	30,853	189,829
Net recoveries (charge-offs)	12,732	(91,291)	(179,838)	(491,397)

Ending balance	$1,707,282	$1,733,097	$1,644,550	$1,824,388

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of December 31, 2014 and June 30, 2014 and 2013. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due
						Total
	30 - 59 Days	60 - 89 Days	90 Days or More	Total	Current	Financing Receivables
December 31, 2014
Commercial real estate	$-	$894,137	$-	$894,137	$129,054,336	$129,948,473
Residential real estate	945,427	149,832	113,239	1,208,498	31,750,882	32,959,380
Commercial and industrial	-	-	-	-	8,594,344	8,594,344
Consumer and other	-	-	-	-	4,816,230	4,816,230

Totals	$945,427	$1,043,969	$113,239	$2,102,635	$174,215,792	$176,318,427

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables
June 30, 2014
Commercial real estate	$162,403	$-	$-	$162,403	$54,940,706	$55,103,109
Residential real estate	-	43,123	-	43,123	33,971,393	34,014,516
Commercial and industrial	-	-	-	-	2,786,992	2,786,992
Consumer and other	-	-	-	-	1,007,106	1,007,106

Totals	$162,403	$43,123	$-	$205,526	$92,706,197	$92,911,723

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables
June 30, 2013
Commercial real estate	$-	$-	$137,066	$137,066	$47,944,273	$48,081,339
Residential real estate	-	44,509	64,566	109,075	38,323,295	38,432,370
Commercial and industrial	-	-	-	-	3,345,819	3,345,819
Consumer and other	-	-	-	-	1,486,688	1,486,688

Totals	$-	$44,509	$201,632	$246,141	$91,100,075	$91,346,216

The following table sets forth nonaccrual loans and other real estate at December 31, 2014 and June 30, 2014 and 2013:

	December 31,	June 30,	June 30,
	2014	2014	2013

Nonaccrual loans
Commercial real estate	$616,605	$326,958	$633,202
Residential real estate	181,284	99,209	120,225
Commercial and industrial	16,795	16,795	-
Consumer and other	-	-	-
Total nonaccrual loans	814,684	442,962	753,427
Other real estate (ORE)	820,000	836,888	1,391,713

Total nonperforming assets	$1,634,684	$1,279,850	$2,145,140

Nonperforming assets to gross loans held for investment and ORE	0.92%	1.37%	2.31%
Nonperforming assets to total assets	0.66%	0.76%	1.23%

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at December 31, 2014 and June 30, 2014 and 2013. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

	As of December 31, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$126,864,801	$32,382,072	$8,577,548	$4,816,230	$172,640,651
Special mention	571,294	85,528	-	-	656,823
Substandard	2,512,377	491,780	16,795	-	3,020,953
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$129,948,473	$32,959,380	$8,594,344	$4,816,230	$176,318,427

	As of June 30, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$52,371,807	$33,471,548	$2,770,197	$1,007,106	$89,620,658
Special mention	853,708	-	-	-	853,708
Substandard	1,877,594	542,968	16,795	-	2,437,357
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$55,103,109	$34,014,516	$2,786,992	$1,007,106	$92,911,723

	As of June 30, 2013
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$44,608,653	$37,690,632	$3,345,819	$1,486,688	$87,131,792
Special mention	1,807,893	223,317	-	-	2,031,210
Substandard	1,664,793	518,421	-	-	2,183,214
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$48,081,339	$38,432,370	$3,345,819	$1,486,688	$91,346,216

Impaired Loans – The following table includes the recorded investment and unpaid principal balances, net of charge-offs for impaired loans with the associated allowance amount, if applicable. Management determined the allocated allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the allocated allowance recorded.

	As of December 31, 2014
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$1,099,680	$1,099,680	$-	$1,103,367
Residential real estate	181,284	181,284	-	186,279
Commercial and industrial	16,795	16,795	-	16,795
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$1,099,680	$1,099,680	$-	$1,103,367
Residential real estate	181,284	181,284	-	186,279
Commercial and industrial	16,795	16,795	-	16,795
Consumer and other	-	-	-	-

	As of June 30, 2014
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$326,958	$326,958	$-	$341,606
Residential real estate	-	-	-	-
Commercial and industrial	16,795	16,795	-	23,866
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$326,958	$326,958	$-	$341,606
Residential real estate	-	-	-	-
Commercial and industrial	16,795	16,795	-	23,866
Consumer and other	-	-	-	-

As of June 30, 2013
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$633,202	$633,202	$-	$571,243
Residential real estate	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$633,202	$633,202	$-	$571,243
Residential real estate	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

During the six months ended December 31, 2014 and fiscal years 2014 and 2013, no interest income was recognized on these loans as interest collected was credited to loan principal.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at December 31, 2014 and June 30, 2014 and 2013.

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

The following is a summary of total troubled debt restructurings by class as of December 31, 2014 and June 30, 2014 and 2013:

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Principal Net of Charge-offs

December 31, 2014
Commercial real estate	3	$1,016,728	$1,137,660	$963,844
Residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	16,795
Consumer and other	-	-	-	-
	-	-	-	-
Totals	4	$1,115,768	$1,250,712	$980,639

June 30, 2014
Commercial real estate	3	$859,028	$985,048	$816,563
Residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	16,795
Consumer and other	-	-	-	-

Totals	4	$958,068	$1,098,101	$833,358

June 30, 2013
Commercial real estate	2	$799,674	$902,342	$851,302
Residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	51,796
Consumer and other	-	-	-	-

Totals	3	$898,714	$1,015,395	$903,098

Troubled debt restructurings (post-modification) were the result of adding real estate taxes to the loan, along with legal costs related to bankruptcies. There were no allocated specific allowances related to these credits and there were no commitments to lend additional amounts to these customers as of December 31, 2014 and June 30, 2014 and 2013.

During the six months ended December 31, 2014, there was one commercial real estate loan of $231,000, which was modified as a troubled debt restructuring. This restructuring was not in default during the six months ended December 31, 2014. During the year ended June 30, 2014, there was one commercial real estate loan of $83,000, which was modified as a troubled debt restructuring. This restructuring was not in default during the year ended June 30, 2014.

Nonaccrual troubled debt restructurings as of December 31, 2014 and June 30, 2014 and 2013 amounted to $498,000, $344,000 and $398,000, respectively.

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

NOTE 6 – STOCK IN FINANCIAL INSTITUTIONS

The Bank has acquired stock in the Federal Home Loan Bank (FHLB) of Dallas, the Federal Home Loan Bank of San Francisco, The Independent Bankers Bank (TIB) and Pacific Coast Bankers’ Bancshares (PCBB). The carrying value of the stocks at December 31, 2014 and June 30, 2014 and 2013 was $1,905,935, $648,235 and $955,987, respectively, and is accounted for using the cost basis of accounting. The Bank is required to maintain minimum levels of FHLB stock based on various factors, including the amount of mortgage assets and the Bank’s total assets.

NOTE 7 – OTHER REAL ESTATE

Other real estate is summarized as follows:

	December 31,	June 30,
	2014	2014	2013

Other real estate:
Commercial	$820,000	$820,000	$1,095,147
Residential	-	16,888	296,566

Total other real estate	$820,000	$836,888	$1,391,713

An analysis of the change in other real estate follows:

	Six Months Ended	Years Ended June 30,
	December 31, 2014	2014	2013

Beginning balance, July 1	$836,888	$1,391,713	$2,054,771
Foreclosures and additions	-	117,517	2,509,570
Impairments	-	-	(14,388)
Sales	(16,888)	(672,342)	(3,158,240)

Ending balance	$820,000	$836,888	$1,391,713

NOTE 8 – PREMISES AND EQUIPMENT, NET

Components of premises and equipment, net included in the consolidated balance sheets at December 31, 2014 and June 30, 2014 and 2013 were as follows:

	At December 31,	At June 30,
	2014	2014	2013

Cost:
Land	$2,043,881	$2,043,881	$2,043,881
Building and improvements	11,400,145	11,192,591	11,180,536
Furniture and equipment	1,933,912	1,803,975	1,788,359
Automobiles	129,902	129,902	129,902
Total cost	15,507,839	15,170,349	15,142,678
Accumulated depreciation and amortization	(5,476,347)	(5,191,029)	(4,684,097)

Net book value	$10,031,492	$9,979,320	$10,458,581

Depreciation and amortization expense was $285,318, $506,932 and $530 ,614 for the six months ended December 31, 2014 and years ended June 30, 2014 and 2013, respectively.

NOTE 9 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	December 31,	June 30,
	2014	2014	2013

Gross carrying value	$502,000	$-	$-
Less accumulated amortization	(36,832)	-	-

Core deposit intangible	$465,168	$-	$-

Amortization of core deposit intangible was $36,832, $0 and $0 for the six months ended December 31, 2014 and years ended June 30, 2014 and 2013, respectively.

The future amortization expense related to core deposit intangible remaining as of December 31, 2014 is as follows:

Year one	$102,392
Year two	79,847
Year three	62,266
Year four	48,556
Year five	39,057
Thereafter	133,050

$465,168

NOTE 10 – TIME DEPOSITS

Following are maturities of time deposits at December 31, 2014 and June 30, 2014 and 2013:

	At December 31, 2014		At June 30,
			2014		2013
	Weighted-		Weighted-		Weighted-
	Average		Average		Average
Maturity	Rate	Amount	Rate	Amount	Rate	Amount

One year or less	0.66%	$44,146,102	0.89%	$31,377,583	1.10%	$31,052,088
Over one through three years	0.88%	37,195,516	0.97%	31,849,509	1.14%	35,908,596
Over three through five years	1.10%	2,046,421	1.20%	4,632,784	1.31%	6,735,867
Over five years	-	-	-	-	-	-

	0.77%	$83,388,039	0.95%	$67,859,876	1.14%	$73,696,551

At December 31, 2014 and June 30, 2014 and 2013, the Bank had $12.8 million, $9.4 million and $8.8 million, respectively, in time deposits of $250,000 or more. At December 31, 2014, $6.4 million of such time deposits mature within one year. At December 31, 2014, $1.1 million were brokered time deposits.

Interest expense on time deposits in denominations of $250,000 or more amounted to $45,000, $77,000 and $79,000 for the six months ended December 31, 2014 and years ended June 30, 2014 and 2013, respectively.

NOTE 11 – BORROWINGS

The Bank has established a borrowing line with the FHLB of Dallas. As of December 31, 2014 and June 30, 2014 and 2013, the Bank had outstanding advances totaling $12,500,000, $8,809,932 and $13,327,199, respectively, carrying interest rates from 0.15% to 5.15%. As of December 31, 2014, the Bank had unused credit available under the FHLB blanket pledge agreement of $99.2 million. The following are maturities of outstanding FHLB advances at December 31, 2014 and June 30, 2014 and 2013:

	At December 31,	At June 30,
Maturity	2014	2014	2013
Year one	$12,500,000	$2,564,242	$4,517,269
Year two	-	1,673,997	2,564,242
Year three	-	296,440	1,673,997
Year four	-	488,003	296,440
Year five	-	3,026,057	488,003
Thereafter	-	761,193	3,787,248

	$12,500,000	$8,809,932	$13,327,199

In addition, the Bank has a line of credit with another financial institution of $2.0 million.

In an effort to improve the future net interest margin, in December 2014 the Bank prepaid $6.4 million of long term FHLB advances with average interest rates of 4.0% and incurred prepayment penalties of $532,125.

NOTE 12 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of December 31, 2014 and June 30, 2014 and 2013:

	December 31,	June 30,
	2014	2014	2013

Commitments to extend credit	$19,319,363	$19,286,473	$6,318,884
Unused lines of credit	4,319,272	3,446,483	10,870,351
Standby letters of credit	71,579	144,560	193,038

Totals	$23,710,214	$22,877,516	$17,382,273

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

NOTE 13 – LEASES

The Bank has noncancelable operating leases that expire over the next five years that require the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for these leases was $146,340, $156,060  and $142,506 for the six months ended December 31, 2014 and fiscal years ended June 30, 2014 and 2013, respectively.

Approximate future minimum rental commitments under noncancelable leases are:

For the Calendar Year Ending
December 31,	Amount
2015	$412,366
2016	408,378
2017	222,341
2018	400,207
2019	404,222
$1,847,514

NOTE 14 – EMPLOYEE RETIREMENT BENEFIT PLANS

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

Profit sharing plan expense was $67,400, $57,300 and $68,875 for the six months ended December 31, 2014 and the fiscal years ended June 30, 2014 and 2013, respectively.

Employee Stock Ownership Plan – Employees participate in a leveraged Employee Stock Ownership Plan (ESOP). In the six months ended December 31, 2014, there were no sales of shares to the ESOP and no repurchases of shares from the ESOP. In the fiscal year ended June 30, 2014, the Company sold 13,948 treasury shares to the ESOP. In the fiscal year ended June 30, 2013, the Company repurchased 1,135 ESOP shares related to terminating participants. The Company makes discretionary contributions to the ESOP and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. Participants may receive the shares, cash, or a combination at the end of employment.

ESOP expense was $60,900, $20,000 and $70,400 for the six months ended December 31, 2014 and the years ended June 30, 2014 and 2013, respectively. Shares held by the ESOP at December 31, 2014 and June 30, 2014 and 2013 were as follows:

	At December 31,	At June 30,
	2014	2014	2013

Allocated and committed to be allocated to participants	6,306	6,097	5,900
Unallocated/unearned	22,273	22,482	8,731

Total ESOP shares	28,579	28,579	14,631

Fair value of unallocated/unearned shares	$334,095	$352,965	$141,879

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

The Company’s cash contributions to the Pentegra DB Plan were $240,000 during the six months ended December 31, 2014, $204,000 in the year ended June 30, 2014 and $150,000 in the year ended June 30, 2013, which represented less than 5% of the total plan contributions. As of July 1, 2014 (the most recent valuation report available), the unfunded pension liability was approximately $171,000 (96.2% funded). As of June 30, 2013 and 2012, the unfunded pension liability was approximately $551,000 (88.1% funded) and $223,000 (94.9% funded), respectively. A net pension plan benefit of $16,000 was booked for the six months ended December 31, 2014 due to an accrual adjustment. Pension plan expense for the years ended June 30, 2014 and 2013 was $231,300 and $225,400, respectively. There are no funding improvement or rehabilitation plans pending, and no future minimum contributions required by collective-bargaining or other contractual agreements.

NOTE 15 – BOARD OF DIRECTORS’ RETIREMENT POLICY

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

The total liability for the combined policies and agreements at December 31, 2014 and June 30, 2014 and 2013 was $259,000, $289,000 and $259,000, respectively.

NOTE 16 – INCOME TAXES

The provision for income taxes for the six months ended December 31, 2014 and years ended June 30, 2014 and 2013 includes these components:

	Six Months Ended
	December 31,	Years Ended June 30,
	2014	2014	2013

Current
Federal	$73,760	$-	$-
State	-	-	35,527
Deferred	-	-	-

Total income tax expense	$73,760	$-	$35,527

Federal income tax expense for the six months ended December 31, 2014 was $73,760 due to the correction of an overstated Federal income tax receivable. The income tax expense for the six months ended December 31, 2014 and years ended June 30, 2014 and 2013 differs from the amounts computed by applying the federal income tax rate of 34% to earnings before federal income tax expense. These differences are primarily caused by expenses that are not deductible for tax purposes and tax adjustments related to prior federal income tax returns.

A reconciliation of income tax expense at the Federal statutory rate to the Company’s actual income tax expense for the six months ended December 31, 2014 and the fiscal years ended June 30, 2014 and 2013 is shown below:

	Six Months Ended
	December 31,	Years Ended June 30,
	2014	2014	2013

Federal tax at the statutory rate (34%)	$366,130	$(419,758)	$(45,057)
Benefit from permanent differences:
State income taxes, net of Federal tax benefit	-	-	23,448
Bargain purchase gain	(985,608)	-	-
Bank-owned life insurance	(31,399)	(63,470)	(60,943)

Change in valuation allowance	465,739	196,600	209,745
Other, net	258,898	286,628	(91,666)

Total income tax expense	$73,760	$-	$35,527

The tax effects of temporary differences related to deferred taxes were:

	At December 31,	At June 30,
	2014	2014	2013
Deferred tax assets:
Allowance for loan losses	$664,127	$645,018	$287,314
Stock awards	46,940	46,940	32,104
Board of Directors retirement plan	126,788	118,268	98,977
Tax credits	27,965	27,965	27,965
Other	131,043	153,197	60,881
Deferred compensation	151,282	191,584	149,708
Purchase accounting	243,308	-	-
Organizational costs	680,030	-	-
Net operating loss carryforwards	3,456,274	1,278,230	1,738,758
Total deferred tax assets	5,527,757	2,461,202	2,395,707

Deferred tax liabilities:
FHLB stock dividends	(59,888)	(57,082)	(53,706)
Depreciation and amortization	(405,423)	(544,741)	(741,620)
Loan origination costs	(49,708)	(19,751)	(19,751)
Other	(156,192)	(91,343)	(28,945)
Total deferred tax liabilities	(671,211)	(712,917)	(844,022)

Net deferred tax asset before valuation allowance	4,856,546	1,748,285	1,551,685

Valuation allowance:
Beginning balance	(1,748,285)	(1,551,685)	(1,341,940)
Increase due to merger	(2,642,522)	-	-
Increase during the period	(465,739)	(196,600)	(209,745)
Ending balance	(4,856,546)	(1,748,285)	(1,551,685)

Net deferred tax asset	$-	$-	$-

A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, NOL carry-back potential, and tax planning strategies in making this assessment. At December 31, 2014, June 30, 2014 and 2013, management established a deferred tax asset valuation allowance of approximately $4.9 million, $1.7 million and $1.6 million, respectively, based on its assessment of the amount of net deferred tax assets that are more-likely-than-not to be realized.

At December 31, 2014, the Company had federal operating loss carry-forwards of approximately $9.4 million. Bank’34 acquired net operating loss carryforwards of approximately $11.0 million. The acquired losses are subject to IRC 382 limitations, which limit the annual use of acquired losses to $250,000 per year, and begin to expire in 2027. As such, Bank’34 has recorded deferred tax assets and related valuation allowance for $5.0 million of net operating losses related to the merger. Previously held loss carryforwards are not subject to the same limitations and begin to expire in 2033.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2014, June 30, 2014 and 2013, there were no material uncertain tax positions related to federal and state income tax matters. The Company does not expect the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company files consolidated U.S. federal, Arizona and New Mexico income tax returns. At December 31, 2014, the Company’s tax returns open for review by the taxing authorities were 2011 to 2013 for federal and 2010 to 2013 for states.

NOTE 17 – REGULATORY MATTERS

Bank’34 is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2014 and June 30, 2014 and 2013, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of December 31, 2014, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$30,574	17.09%	$14,313	≥8.00%	$17,891	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$28,867	16.13%	$7,157	≥4.00%	$10,735	≥6.00%

Tier I Capital
(to Average Assets)	$28,867	11.68%	$9,887	≥4.00%	$12,359	≥5.00%

As of June 30, 2014:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$23,739	23.89%	$7,948	≥8.00%	$9,935	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$22,492	22.64%	$3,974	≥4.00%	$5,961	≥6.00%

Tier I Capital
(to Average Assets)	$22,492	13.36%	$6,734	≥4.00%	$8,417	≥5.00%

As of June 30, 2013:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$25,090	25.77%	$7,788	≥8.00%	$9,735	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$23,866	24.51%	$3,894	≥4.00%	$5,841	≥6.00%

Tier I Capital
(to Average Assets)	$23,866	13.63%	$7,004	≥4.00%	$8,755	≥5.00%

NOTE 18 – RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties).

The activity of loans to such related parties is as follows:

	Six Months Ended
	December 31,	Years Ended June 30,
	2014	2014	2013

Beginning balance	$1,881,139	$54,375	$733,452
New loans	-	1,800,663	-
Repayments	(55,219)	(53,899)	(814,077)
Credit line, net activity	(80,000)	80,000	135,000

Ending balance	$1,745,920	$1,881,139	$54,375

Fees and bonuses paid to directors during the period	$104,587	$199,765	$165,093

Deposits from related parties held by the Bank at end of period	$1,545,341	$1,316,248	$1,224,937

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

NOTE 19 – STOCK-BASED COMPENSATION

The Bank’s Employee Stock Option Plan (the “Plan”), which is stockholder approved, permits the grant of stock options and shares to its employees or directors for up to 63,749 shares of common stock. The exercise price equaled the market price on the date the options were granted. The directors are 100% vested. The options become exercisable for the key employees at a vesting rate of 20% per year over five years and have an expiration date of the earlier of ten years from the date of grant or five years from termination.

A summary of option activity under the Plan during the six months ended December 31, 2014 and fiscal years ended June 30, 2014 and 2013 is presented below:

	For the Six Months Ended December 31, 2014
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding, beginning of period	21,420	$19.75	3.9
Granted	-
Exercised	-
Forfeited or expired	(3,400)	19.75	0.4

Outstanding, end of period	18,020	$19.75	4.1

Exercisable, end of period	18,020	$19.75	4.1

	For the Year Ended June 30, 2014
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding, beginning of year	21,420	$19.75	4.9
Granted	-
Exercised	-
Forfeited or expired	-

Outstanding, end of year	21,420	$19.75	3.9

Exercisable, end of year	21,420	$19.75	3.9

	For the Year Ended June 30, 2013
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding, beginning of year	26,424	$19.75	6.1
Granted	-
Exercised	-
Forfeited or expired	(5,004)	19.75	7.0

Outstanding, end of year	21,420	$19.75	4.9

Exercisable, end of year	21,420	$19.75	4.9

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

As of June 30, 2013 and all subsequent periods all shares were vested.

The RRP expense for the six months ended December 31, 2014 and years ended June 30, 2014 and 2013 was $0, $0 and $10,280, respectively.

NOTE 20 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2014 and June 30, 2014 and 2013.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

December 31, 2014
Recurring basis
Mortgage-backed securities	$-	$21,727,811	$-	$21,727,811
U.S. Government agencies	-	4,856,529	-	4,856,529
Municipal obligations	-	2,433,572	-	2,433,572
Nonrecurring basis
Loans held for sale	-	9,429,090	-	9,429,090
Other real estate	-	-	820,000	820,000
Impaired loans	-	-	1,297,759	1,297,759

Totals	$-	$38,447,002	$2,117,759	$40,564,761

June 30, 2014
Recurring basis
Mortgage-backed securities	$-	$29,819,151	$-	$29,819,151
U.S. Government agencies	-	8,830,846	-	8,830,846
Municipal obligations	-	308,913	-	308,913
Nonrecurring basis
Loans held for sale	-	10,278,801	-	10,278,801
Other real estate	-	-	836,888	836,888
Impaired loans	-	-	343,753	343,753

Totals	$-	$49,237,711	$1,180,641	$50,418,352

June 30, 2013
Recurring basis
Mortgage-backed securities	$-	$45,306,513	$-	$45,306,513
U.S. Government agencies	-	10,033,082	-	10,033,082
Nonrecurring basis
Loans held for sale	-	6,295,062	-	6,295,062
Other real estate	-	-	1,391,713	1,391,713
Impaired loans	-	-	633,202	633,202

Totals	$-	$61,634,657	$2,024,915	$63,659,572

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

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2014 and June 30, 2014 and 2013.

	December 31, 2014
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$12,709	$12,709	$12,709	$-	$-
Interest-bearing deposits with banks	2,115	2,115	$2,115	-	-
Available-for-sale securities	29,018	29,018	-	29,018	-
Loans held for sale	9,429	9,429	-	9,429	-
Loans held for investment, net	173,990	175,417	-	-	175,417
Stock in financial institutions	1,906	1,906	-	1,906	-

Financial liabilities:
Demand deposits, savings and NOW deposits	$118,551	$117,285	$117,285	$-	$-
Time deposits	83,388	83,571	-	83,571	-
Federal Home Loan Bank advances	12,500	12,503	-	12,503	-

	June 30, 2014
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$9,368	$9,368	$9,368	$-	$-
Interest-bearing deposits with banks	578	578	$578	-	-
Available-for-sale securities	38,959	38,959	-	38,959	-
Loans held for sale	10,279	10,279	-	10,279	-
Loans held for investment, net	90,998	92,593	-	-	92,593
Stock in financial institutions	648	648	-	648	-

Financial liabilities:
Demand deposits, savings and NOW deposits	$66,813	$66,063	$66,063	$-	$-
Time deposits	67,860	68,061	-	68,061	-
Federal Home Loan Bank advances	8,810	9,187	-	9,187	-

	June 30, 2013
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$3,920	$3,920	$3,920	$-	$-
Interest-bearing deposits with banks	296	296	$296	-	-
Available-for-sale securities	55,340	55,340	-	55,340	-
Loans held for sale	6,295	6,295	-	6,295	-
Loans held for investment, net	89,390	92,385	-	-	92,385
Stock in financial institutions	956	956	-	956	-

Financial liabilities:
Demand deposits, savings and NOW deposits	$61,821	$61,272	$61,272	$-	$-
Time deposits	73,697	74,042	-	74,042	-
Federal Home Loan Bank advances	13,327	14,357	-	14,357	-

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

NOTE 21 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information as of December 31, 2014 and June 30, 2014 and 2013 and for the six months ended December 31, 2014 and 2013 and years ended June 30, 2014 and 2013, pertaining only to Alamogordo Financial Corp. is as follows:

BALANCE SHEETS

	December 31,	June 30,
	2014	2014	2013

ASSETS
Cash and due from banks	$514,887	$427,146	$444,227
Investment in wholly owned subsidiary	29,185,530	21,942,186	23,376,987
ESOP note receivable	331,790	360,987	-
Prepaid and other assets	5,799	47,169	-

TOTAL ASSETS	$30,038,006	$22,777,488	$23,821,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Income taxes payable	$651,675	$501,323	$190,993
Accrued interest and other liabilities	50,000	92,559	32,901
Total liabilities	701,675	593,882	223,894

Stockholders’ equity
Common stock, $.10 par value; 20,000,000 shares authorized, 1,685,132 shares issued, 1,679,500 outstanding at December 31, 2014; 1,324,106 shares issued, and 1,318,474 and 1,304,526 outstanding at June 30,2014 and 2013, respectively	168,552	132,411	132,411
Additional paid-in capital	9,714,459	3,969,421	4,090,889
Retained earnings	20,084,266	19,135,293	20,369,869
Accumulated other comprehensive loss	(148,446)	(549,627)	(511,443)
Treasury stock, at cost; 5,632, 5,632 and 19,580 shares	(139,332)	(139,332)	(484,406)
Unearned employee stock ownership plan (ESOP) shares	(343,168)	(364,560)	-
Total stockholders’ equity	29,336,331	22,183,606	23,597,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,038,006	$22,777,488	$23,821,214

STATEMENTS OF COMPREHENSIVE INCOME ( LOSS)

	Six Months Ended December 31,		Years Ended June 30,
	2014	2013	2014	2013
		Unaudited
Interest income on ESOP note receivable	$11,560	$-	$18,862	$-
Noninterest income
Equity in income (loss) of subsidiary	1,047,091	(521,106)	(1,027,871)	12,600

Noninterest expense
Professional fees and other	109,678	90,081	225,567	145,122

Income (loss) before income taxes	948,973	(611,187)	(1,234,576)	(132,522)

Provision for income taxes	-	-	-	-

Net Income / (Loss)	948,973	(611,187)	(1,234,576)	(132,522)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	401,181	(553,355)	(38,184)	(635,904)

COMPREHENSIVE INCOME (LOSS)	$1,350,154	$(1,164,542)	$(1,272,760)	$(768,426)

STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,		Years Ended June 30,
	2014	2013	2014	2013
		Unaudited
Cash flows from operating activities
Net income (loss)	$948,973	$(611,187)	$(1,234,576)	$(132,522)
Adjustments to reconcile net income (loss) to net cash from operating activities
Equity in (income) loss of subsidiary	(1,047,091)	521,106	1,027,871	(12,600)
Changes in operating assets and liabilities
Income taxes payable	150,352	-	310,330	190,943
Prepaid and other assets	41,370	-	(47,169)	360,804
Accrued interest and other liabilities	(42,559)	(80,155)	33,361	(211,792)
Other, net	7,499	(17,025)	21	-
Net cash from operating activities	58,544	(187,261)	89,838	194,833

Cash flows from investing activities -
Principal collections on ESOP note receivable	29,197	-	-	-
Funding of ESOP	-	-	(106,919)	-
Net cash from investing activities	29,197	-	(106,919)	-

Cash flows from financing activities -
Stock repurchases	-	-	-	(320,781)

Net increase (decrease) in cash and due from banks	87,741	(187,261)	(17,081)	(125,948)

Cash and cash equivalents, beginning of period	427,146	444,227	444,227	570,175

Cash and cash equivalents, end of period	$514,887	$256,966	$427,146	$444,227

Supplemental disclosures:
Noncash investing and financing activities:
Sale of treasury shares to ESOP	$-	$-	$345,074	$-
Issuance of common stock in merger	$5,783,428	$-	$-	$-

NOTE 22 – EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share – Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding. The calculation of diluted weighted-average shares outstanding for the six months ended December 31, 2014 and 2013(unaudited) and years ended June 30, 2014 and 2013 excludes 20,487, 21,420, 21,420, and 21,420 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive.

	Six Months Ended		Years Ended
	December 31,		June 30,
	2014	2013	2014	2013
		Unaudited
Net income (loss)	$948,973	$(611,187)	$(1,234,576)	$(132,522)

Weighted-average shares outstanding	1,561,623	1,304,526	1,295,518	1,311,500

Income (loss) per common share:
Basic	$0.61	$(0.47)	$(0.95)	$(0.10)
Diluted	$0.61	$(0.47)	$(0.95)	$(0.10)

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There were no changes made in our internal controls during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Alamogordo Financial Corp. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Alamogordo Financial Corp.’s website at www.Bank’34online.com under “About Bank’34 – Investor Relations.”

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (The “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2014 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	18,020	$19.75	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	18,020	$19.75	—

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Charter of Alamogordo Financial Corp. (1)
3.2	Bylaws of Alamogordo Financial Corp. (1)
3.3	Amendment to Bylaws of Alamogordo Financial Corp. (4)
4	Form of Common Stock Certificate of Alamogordo Financial Corp. (1)
10.1	Deferred Compensation Agreement with Jill Gutierrez † (2)

10.2	Deferred Compensation Agreement with Jan R. Thiry † (2)
10.3	Deferred Compensation Agreement with William P. Kauper † (2)
10.4	Split Dollar Life Insurance Agreement with Jill Gutierrez † (2)
10.5	Form of Director Retirement Agreement, as amended † (2)
10.6	Form of Director Split Dollar Life Insurance Agreement † (2)
10.7	Alamogordo Financial Corp. 2001 Stock Option Plan (3) †
10.8	Alamogordo Financial Corp. 2001 Recognition and Retention Plan (3) †
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K/T, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

†	Management contract or compensation plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Alamogordo Financial Corp. (File No. 333-92913), originally filed with the Securities and Exchange Commission on December 16, 1999.
(2)	Incorporated by reference to the Registration Statement on Form S-4 of Alamogordo Financial Corp. (File No. 333-192233), originally filed with the Securities and Exchange Commission on November 8, 2013.
(3)	Incorporated by reference to the exhibits to Alamogordo Financial Corp.’s Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29655) as filed with the Securities and Exchange Commission on May 5, 2001.
(4)	Incorporated by reference to the Current Report on Form 8-K of Alamogordo Financial Corp. (File No. 000-29655), filed with the Securities and Exchange Commision on December 24, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMOGORDO FINANCIAL CORP.

Date: March 30, 2015	By:	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jill Gutierrez	Chief Executive Officer	March 30, 2015
Jill Gutierrez	and Director (Principal Executive
Officer)

/s/ Jan R. Thiry	Executive Vice President, Chief	March 30, 2015
Jan R. Thiry	Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ Randal L. Rabon	Chairman	March 30, 2015
Randal L. Rabon

/s/ William F. Burt	Vice Chairman	March 30, 2015
William F. Burt

/s/ Wortham A. Cook	Director	March 30, 2015
Wortham A. Cook

/s/ James D. Harris	Director	March 30, 2015
James D. Harris

/s/ Elaine E. Ralls	Director	March 30, 2015
Elaine E. Ralls

/s/ Don P. Van Winkle	Director	March 30, 2015
Don P. Van Winkle

Page 94 of 94