Form 10-Q
period 2015-03-31
ALAMOGORDO FINANCIAL CORP
filed 2015-05-15
CIK 1100542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

YES ☒ NO ☐.

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

Shares of the Registrant’s common stock, par value $0.10 per share, issued and outstanding as of May 13, 2015 were 1,679,500.

Alamogordo Financial Corp.
FORM 10-Q

(1)

Item 1. Financial Statements

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Cash and due from banks	$4,924,348	$12,708,542
Interest-bearing deposits with banks	1,590,000	2,115,431
Total cash and cash equivalents	6,514,348	14,823,973

Loans held for investment	182,105,701	175,697,082
Allowance for loan losses	(1,990,668)	(1,707,282)
Loans held for investment, net	180,115,033	173,989,800

Loans held for sale	12,177,399	9,429,090
Available-for-sale securities	34,978,559	29,017,912
Other real estate	620,000	820,000
Premises and equipment, net	9,901,685	10,031,492
Stock in financial institutions	1,478,147	1,905,935
Accrued interest receivable	691,688	655,201
Bank owned life insurance	5,255,603	5,223,189
Core deposit intangible	437,544	465,168
Prepaid and other assets	617,506	592,225

TOTAL ASSETS	$252,787,512	$246,953,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$21,544,009	$17,975,857
Savings and NOW deposits	100,967,354	100,574,790
Time deposits	78,336,999	83,388,039
Total deposits	200,848,362	201,938,686

Federal Home Loan Bank advances	20,000,000	12,500,000
Escrows	366,303	271,141
Accrued interest and other liabilities	2,508,546	2,907,827
Total liabilities	223,723,211	217,617,654

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.10 par value; 20,000,000 shares authorized, 1,685,132 issued, 1,679,500 outstanding at March 31, 2015 and December 31, 2014, respectively	168,552	168,552
Additional paid-in capital	9,712,854	9,714,459
Retained earnings	19,820,009	20,084,266
Accumulated other comprehensive loss	(168,360)	(148,446)
Treasury stock, at cost; 5,632 shares	(139,332)	(139,332)
Unearned employee stock ownership plan (ESOP) shares	(329,422)	(343,168)
Total stockholders’ equity	29,064,301	29,336,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,787,512	$246,953,985

See accompanying notes.

(2)

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2015	2014

Interest income
Interest and fees on loans	$2,637,116	$1,525,673
Interest on securities	164,609	194,692
Interest on other interest-earning assets	21,454	6,759
Total interest income	2,823,179	1,727,124

Interest expense
Interest on deposits	332,866	230,778
Interest on borrowings	8,926	89,357
Total interest expense	341,792	320,135

Net interest income	2,481,387	1,406,989
Provision for loan losses	100,000	-

Net interest income after provision for loan losses	2,381,387	1,406,989

Noninterest income
Gain on sale of loans	888,200	568,295
Service charges and fees	50,119	55,244
Impairments of other real estate, net of gain on sale	(200,000)	3,967
(Loss) gain on sale of securities	(13,800)	28,730
Bank owned life insurance income	32,414	35,024
Other	44,894	39,156
Total noninterest income	801,827	730,416

Noninterest expense
Salaries and benefits	1,925,621	1,309,804
Occupancy	426,300	275,744
Data processing fees	312,335	187,798
FDIC and other insurance expense	60,600	90,720
Professional fees	232,301	144,286
Merger-related expenses	94,324	237,338
Advertising	37,569	41,441
Net other real estate expenses	6,945	17,180
Other	351,476	270,056
Total noninterest expense	3,447,471	2,574,367

Loss before income taxes	(264,257)	(436,962)
Provision for income taxes	-	-

NET LOSS	(264,257)	(436,962)

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(19,914)	141,239

COMPREHENSIVE LOSS	$(284,171)	$(295,723)

Loss per common share:
Basic	$(0.16)	$(0.34)
Diluted	$(0.16)	$(0.34)

See accompanying notes.

(3)

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (Unaudited)

				Accumulated
				Other
		Additional		Comprehensive		Unearned	Total
	Common	Paid-In	Retained	Income	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	(Loss)	Stock	Shares	Equity
BALANCE, December 31, 2013	$132,411	$4,073,845	$19,758,682	$(1,064,798)	$(484,406)	$-	$22,415,734
							-
Net loss	-	-	(436,962)	-	-	-	(436,962)
Unrealized gain on available-for-sale securities	-	-	-	141,239	-	-	141,239
Sale of treasury shares to ESOP		(117,303)			345,074	(227,771)	-
Other	-	17,044	-	-	-	-	17,044

BALANCE, March 31, 2014	$132,411	$3,973,586	$19,321,720	$(923,559)	$(139,332)	$(227,771)	$22,137,055

BALANCE, December 31, 2014	$168,552	$9,714,459	$20,084,266	$(148,446)	$(139,332)	$(343,168)	$29,336,331
							-
Net loss	-	-	(264,257)	-	-	-	(264,257)
Unrealized loss on available-for-sale securities	-	-	-	(19,914)	-	-	(19,914)
Amortization of ESOP award	-	(1,605)	-	-	-	13,746	12,141

BALANCE, March 31, 2015	$168,552	$9,712,854	$19,820,009	$(168,360)	$(139,332)	$(329,422)	$29,064,301

See accompanying notes.

(4)

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(264,257)	$(436,962)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	169,228	126,083
Stock dividend on financial institution stock	(4,212)	-
Impairments of other real estate, net of gain on sale	200,000	(3,967)
Amortization of premiums and discounts on securities, net	131,367	154,551
ESOP expense	12,141	-
Amortization of core deposit intangible	27,624	-
Loss (gain) on sale of available-for-sale securities	13,800	(28,730)
Gain on sale of loans	(888,200)	(568,295)
Proceeds from sale of loans held for sale	30,161,715	20,688,723
Funding of loans held for sale	(32,021,824)	(20,388,105)
Provision for loan losses	100,000	-
Earnings on bank-owned life insurance	(32,414)	(35,024)
Changes in operating assets and liabilities:
Accrued interest receivable	(36,487)	(432)
Prepaid and other assets	(25,281)	(6,546)
Accrued interest and other liabilities	(399,281)	197,309
Other	-	17,042
Net cash used for operating activities	(2,856,081)	(284,353)

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	1,330,908	1,428,525
Proceeds from sales of available-for-sale securities	2,286,200	2,054,999
Purchases of available-for-sale securities	(9,742,836)	-
Net increase in loans held for investment	(6,225,233)	(3,881,071)
Purchases of premises and equipment	(39,421)	(9,677)
Redemption (purchases) of stock in financial institutions	432,000	(3,815)
Net proceeds from sales of other real estate	-	451,091
Net cash (used for) provided by investing activities	(11,958,382)	40,052

Cash flows from financing activities
Net (decrease) increase in deposits	(1,090,324)	1,959,173
Net increase in escrows	95,162	81,099
Net increase (decrease) in Federal Home Loan Bank advances	7,500,000	(3,074,606)
Net cash provided by (used for) financing activities	6,504,838	(1,034,334)

Net decrease in cash and cash equivalents	(8,309,625)	(1,278,635)

Cash and cash equivalents, beginning of period	14,823,973	7,014,150

Cash and cash equivalents, end of period	$6,514,348	$5,735,515

Supplemental disclosures:
Interest paid on deposits and advances	$335,632	323,079
Income taxes paid	-	-
Noncash investing and financing activities:
Transfers of loans to other real estate	-	-
Sale and financing of other real estate	-	64,629
Sale of treasury shares to ESOP	-	345,074

See accompanying notes.

(5)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Alamogordo Financial Corp. (the “Company”) is a savings and loan holding company that owns 100% of Bank’34 (the “Bank”). On March 31, 2008, the Bank changed its name from Alamogordo Federal Savings and Loan Association to Bank’34. Alamogordo Financial Corp. was incorporated on April 30, 1997 and is a majority-owned subsidiary of AF Mutual Holding Company. As of March 31, 2015, AF Mutual Holding Company owned 54.7% of the Company's outstanding shares of common stock.

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

The consolidated financial statements of the Company at March 31, 2015 (unaudited) and for the three months ended March 31, 2015 and 2014 (unaudited) have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry. However, in management’s opinion, the interim data at March 31, 2015 and for the three months ended March 31, 2015 and 2014 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position and the results of operations in the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Effective December 31, 2014, the Company changed its fiscal year from the twelve months ended June 30 to the twelve months ended December 31.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s transition report on Form 10-K-T for the period July 1, 2014 through December 31, 2014 as filed with the Securities Exchange Commission (“SEC”) on March 30, 2015.

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico and Scottsdale and Peoria, Arizona. The Bank opened a loan production office in El Paso, Texas in early 2015.

A large portion of the Bank’s New Mexico loans are secured by real estate in Otero and Dona Ana Counties. The economy for these Counties’ is heavily dependent on two U.S. Government military installations located in those Counties. Accordingly, the ultimate collectability of the Bank’s New Mexico loans are susceptible to changes in U.S. Government military operations in southern New Mexico.

The primary deposit products are demand deposits, certificates of deposit, NOW, savings and money market accounts. The primary lending products are real estate mortgage loans and commercial loans. The Bank is subject to competition from other financial institutions, regulation by certain federal agencies and undergoes periodic examinations by regulatory authorities.

Rising and falling interest rate environments can have various impacts on the Bank’s net interest income, depending on the short-term interest rate gap that the Bank maintains. The Bank’s net interest income is also effected by unpredictable customer behaviors including unscheduled repayments of loans, early withdrawals of deposits and other factors.

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP).

(6)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

Basis of Consolidation – The consolidated financial statements include the accounts of Alamogordo Financial Corp. and the Bank. All significant intercompany accounts and transactions have been eliminated.

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

Recent Accounting Pronouncements – In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

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

(7)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

A bargain purchase gain of $2.9 million was recognized in noninterest income during the quarter ended September 30, 2014, which is calculated as the excess of net identifiable assets acquired at $12.5 million over consideration transferred of $9.6 million. No tax benefit or expense was recognized on the fair market value adjustments since the Company and Bank 1440 both had 100% valuation allowances against their net deferred tax assets and neither had been imputing tax benefits or expense on current income due to past years net operating losses. The following tables provide the purchase price calculation as of the acquisition date and the identifiable assets purchased and the liabilities assumed at their estimated fair value.

August 29,
2014

Purchase Price

Gross Company Shares Issued	360,635
Closing price per share of the Company's Common Stock	$16.00

Stock Consideration (0.17064 ratio)	$5,770,160

Option and Warrant consideration	$1,298,629
20% Cash & Cash in Lieu	2,105,785
Dissenters Payments	400,000

Cash Consideration	$3,804,414

Total purchase price	$9,574,574

(8)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

ASSETS
Cash and due from banks	$2,208,730
Available-for-sale securities	17,365,877
Loans held for investment, net	67,383,915
Premises and equipment, net	326,428
Core deposit intangible	502,000
Accrued interest receivable and other assets	482,354
Total assets	$88,269,304	$88,269,304

LIABILITIES
Deposits	$75,504,917
Federal Home Loan Bank advances	-
Accrued interest and other liabilities	290,966
Total liabilities	$75,795,883	(75,795,883)

Net identifiable assets acquired		$12,473,421

Total purchase price		(9,574,574)

Bargain purchase gain		$2,898,847

Bank 1440’s results of operations are not included in the Company’s consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014.

Merger-related charges of $94,000 and $237,000 were recorded in the Company’s consolidated statements of comprehensive loss as noninterest expense for the three months ended March 31, 2015 and 2014, respectively, and include incremental costs to integrate the operations of the Company and Bank 1440. Such expenses were for professional services including legal fees, costs related to termination of existing contractual arrangements for various services and other costs. Core operating systems were converted in March 2015.

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2015 compared to 2014 as if the acquisition had occurred January 1. These adjustments include the impact of certain purchase accounting adjustments including accretion of loan discounts, core deposit intangible amortization, fixed asset depreciation and deposit premium amortization. In addition, the merger expenses previously discussed are included in each period presented. The Company expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined corporation that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

(9)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

Pro-Forma Results of Operations

	In 000's
	Three Months Ended March 31,
	2015	2014

Total revenue, net of interest expense	$3,283	$3,095
Net loss	$264	$338

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

NOTE 3 – DEBT SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent at March 31, 2015 and December 31, 2014. The carrying amount of securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

March 31, 2015
Available-for-sale securities
Mortgage-backed securities	$28,545,086	$76,199	$(235,024)	$28,386,261
U.S. Government agencies	4,172,237	17,433	(36,269)	4,153,401
Municipal obligations	2,429,596	14,906	(5,605)	2,438,897

	$35,146,919	$108,538	$(276,898)	$34,978,559

December 31, 2014
Available-for-sale securities
Mortgage-backed securities	$21,797,221	$72,984	$(142,394)	$21,727,811
U.S. Government agencies	4,925,972	4,355	(73,798)	4,856,529
Municipal obligations	2,443,165	9,059	(18,652)	2,433,572

	$29,166,358	$86,398	$(234,844)	$29,017,912

(10)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

Proceeds from the sale of available-for-sale securities and resulting net (losses) gains were as follows:

	Three Months Ended March 31,
	2015	2014

Proceeds from sale	$2,286,200	$2,054,999
(Losses) gains, net	$(13,800)	$28,730

Amortized cost and fair value of securities by contractual maturity as of March 31, 2015 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their actual contractual maturities because of principal prepayments. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at March 31, 2015 were as follows:

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one to five years	27,167,192	27,009,922
Due after five to ten years	7,979,727	7,968,637
Due after ten years	-	-

Totals	$35,146,919	$34,978,559

At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government, its agencies and U.S. Government-Sponsored Enterprises (GSE’s) in an amount greater than 10% of stockholders’ equity.

At March 31, 2015, mortgage-backed securities included collateralized mortgage obligations of $6.9 million, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position. At March 31, 2015, all of the securities held by the Company were issued by U.S. Government-sponsored enterprises and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015 or December 31, 2014.

(11)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$13,200,890	$(91,418)	$11,876,004	$(143,606)	$25,076,894	$(235,024)
U.S. Government agencies	1,682,209	(8,520)	1,644,877	(27,749)	3,327,086	(36,269)
Municipal obligations	722,603	(5,605)	-	-	722,603	(5,605)

Total temporarily impaired securities	$15,605,702	$(105,543)	$13,520,881	$(171,355)	$29,126,583	$(276,898)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$12,923,685	$(142,394)	$-	$-	$12,923,685	$(142,394)
U.S. Government agencies	3,969,042	(73,798)	-	-	3,969,042	(73,798)
Municipal obligations	1,300,632	(18,652)	-	-	1,300,632	(18,652)

Total temporarily impaired securities	$18,193,359	$(234,844)	$-	$-	$18,193,359	$(234,844)

Loans and securities of approximately $115.4 million at March 31, 2015 were pledged to secure FHLB advances. In addition, securities carried at approximately $3.3 million at March 31, 2015 were pledged to secure public deposits.

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$138,088,036	75.5%	$129,948,473	73.7%
Residential real estate	32,899,925	18.0%	32,959,380	18.7%
Commercial and industrial	7,266,947	4.0%	8,594,344	4.9%
Consumer and other	4,496,827	2.5%	4,816,230	2.7%
Total gross loans	182,751,735	100.0%	176,318,427	100.0%
Unamortized loan fees	(646,034)		(621,345)
Loans held for investment	182,105,701		175,697,082
Allowance for loan losses	(1,990,668)		(1,707,282)

Loans held for investment, net	$180,115,033		$173,989,800

(12)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

At March 31, 2015 and December 31, 2014, commercial real estate loans include construction loans of $17.7 million and $13.0 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans:

	As of March 31, 2015
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$331,447	$-	$-	$331,447
Ending balance: collectively evaluated for impairment	1,032,311	566,595	38,317	21,998	1,659,221

Total	$1,032,311	$898,042	$38,317	$21,998	$1,990,668

Gross loans
Ending balance: individually evaluated for impairment	$2,253,917	$1,505,122	$-	$-	$3,759,039
Ending balance: collectively evaluated for impairment	135,834,119	31,394,803	7,266,947	4,496,827	178,992,696
Total	$138,088,036	$32,899,925	$7,266,947	$4,496,827	$182,751,735

	As of December 31, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,125,491	387,801	177,820	16,170	1,707,282

Total	$1,125,491	$387,801	$177,820	$16,170	$1,707,282

Gross loans
Ending balance: individually evaluated for impairment	$2,512,377	$491,780	$16,795	$-	$3,020,953
Ending balance: collectively evaluated for impairment	127,436,096	32,467,600	8,577,548	4,816,230	173,297,474
Total	$129,948,473	$32,959,380	$8,594,344	$4,816,230	$176,318,427

(13)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

The following is a summary of activities for the allowance for loan losses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Beginning balance	$1,707,282	$1,733,097

Provision for loan losses	100,000	-

Charge-offs:
Commercial real estate	-	-
Residential real estate	-	-
Consumer and other	(160)	(267)
Total charge-offs	(160)	(267)

Recoveries:
Commercial real estate	183,546	29,700
Residential real estate	-	-
Consumer and other	-	152
Total recoveries	183,546	29,852
Net recoveries	183,386	29,585

Ending balance	$1,990,668	$1,762,682

(14)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

Nonperforming Assets – The following table presents an aging analysis of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, as of March 31, 2015 and December 31, 2014, all loans past due 90 days are no longer accruing interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables
March 31, 2015
Commercial real estate	$-	$-	$135,836	$135,836	$137,952,200	$138,088,036
Residential real estate	899,223	974,311	27,710	1,901,244	30,998,681	32,899,925
Commercial and industrial	-	-	-	-	7,266,947	7,266,947
Consumer and other	-	-	-	-	4,496,827	4,496,827

Totals	$899,223	$974,311	$163,546	$2,037,080	$180,714,655	$182,751,735

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables
December 31, 2014
Commercial real estate	$-	$894,137	$-	$894,137	$129,054,336	$129,948,473
Residential real estate	945,427	149,832	113,239	1,208,498	31,750,882	32,959,380
Commercial and industrial	-	-	-	-	8,594,344	8,594,344
Consumer and other	-	-	-	-	4,816,230	4,816,230

Totals	$945,427	$1,043,969	$113,239	$2,102,635	$174,215,792	$176,318,427

The following table sets forth nonaccrual loans and other real estate (ORE) at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Nonaccrual loans
Commercial real estate	$366,937	$616,605
Residential real estate	1,114,103	181,284
Commercial and industrial	-	16,795
Consumer and other	-	-
Total nonaccrual loans	1,481,039	814,684
Other real estate (ORE) - commercial	620,000	820,000

Total nonperforming assets	$2,101,039	$1,634,684

Nonperforming assets to gross loans held for investment and ORE	1.15%	0.92%
Nonperforming assets to total assets	0.83%	0.66%

Other real estate at March 31, 2015 and December 31, 2014 consisted of one commercial property. At March 31, 2015, the recorded investment in residential real estate loans that is in the process of foreclosure according to local jurisdiction requirements was $28,000.

(15)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

Credit Quality Indicators – The following tables represent the credit exposure by internally assigned grades at March 31, 2015 and December 31, 2014. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(16)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

	As of March 31, 2015
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$134,701,058	$31,394,802	$7,191,947	$4,496,827	$177,784,634
Special mention	1,133,061	-	75,000	-	1,208,061
Substandard	2,253,917	1,505,123	-	-	3,759,040
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$138,088,036	$32,899,925	$7,266,947	$4,496,827	$182,751,735

	As of December 31, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$126,864,801	$32,382,072	$8,577,548	$4,816,230	$172,640,651
Special mention	571,294	85,528	-	-	656,823
Substandard	2,512,377	491,780	16,795	-	3,020,953
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$129,948,473	$32,959,380	$8,594,344	$4,816,230	$176,318,427

(17)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

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

During the three months ended March 31, 2015 and 2014, no interest income was recognized on these loans subsequent to their classification as impaired.

	As of March 31, 2015
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$847,190	$847,190	$-	$855,746
Residential real estate	181,876	181,876	-	179,343
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

With an allowance recorded:
Residential real estate	$932,227	$932,227	$331,447	$932,227

Total:
Commercial real estate	$847,190	$847,190	$-	$855,746
Residential real estate	1,114,103	1,114,103	331,447	1,111,570
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

	As of December 31, 2014
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$1,099,680	$1,099,680	$-	$1,103,367
Residential real estate	181,284	181,284	-	186,279
Commercial and industrial	16,795	16,795	-	16,795
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$1,099,680	$1,099,680	$-	$1,103,367
Residential real estate	181,284	181,284	-	186,279
Commercial and industrial	16,795	16,795	-	16,795
Consumer and other	-	-	-	-

(18)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

Certain loans within the Company’s loan and real estate owned portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at March 31, 2015 and December 31, 2014.

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

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Principal Net of Charge-offs

March 31, 2015
Commercial real estate	2	$742,312	$760,575	$711,354
Residential real estate	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

Totals	2	$742,312	$760,575	$711,354

December 31, 2014
Commercial real estate	3	$1,016,728	$1,137,660	$963,844
Residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	16,795
Consumer and other	-	-	-	-

Totals	4	$1,115,768	$1,250,712	$980,639

Troubled debt restructurings (post-modification) were the result of adding real estate taxes to the loan, along with legal costs related to bankruptcies. There were no allocated specific allowances related to these credits and there were no commitments to lend additional amounts to these customers as of March 31, 2015 and December 31, 2014.

During the three months ended March 31, 2015, there was one commercial real estate loan of $235,000, which was modified as a troubled debt restructuring. This restructuring was not in default during the three months ended March 31, 2015. In addition, one commercial real estate loan and one commercial business loan classified as troubled debt restructurings were paid off in 2015 and one commercial real estate loan was restructured at a market interest rate.

During the three months ended March 31, 2014, there was one commercial real estate loan of $83,000, which was modified as a troubled debt restructuring. This restructuring was not in default during the three months ended March 31, 2014.

(19)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

Nonaccrual troubled debt restructurings as of March 31, 2015 and December 31, 2014 amounted to $231,000 and $498,000, respectively. There were no commitments to lend additional amounts to these customers as of March 31, 2015 and December 31, 2014.

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

NOTE 5 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	March 31,	December 31,
	2015	2014

Gross carrying value	$502,000	$502,000
Less accumulated amortization	(64,456)	(36,832)

Core deposit intangible	$437,544	$465,168

Amortization of core deposit intangible was $27,624 and $0 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 6 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Financial instruments whose contractual amounts represent off-balance-sheet credit risk are as follows as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Commitments to originate and sell mortgage loans	$20,264,776	$9,426,644
Commitments to extend credit	13,167,405	19,319,363
Unused lines of credit	4,747,579	4,319,272
Standby letters of credit	71,579	71,579

Totals	$38,251,339	$33,136,858

(20)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

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

NOTE 7 – REGULATORY MATTERS

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

Prior to January 1, 2015, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets.

Effective January 1, 2015, regulatory capital rules promulgated under Basel III establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set a uniform 4.0% leverage ratio regardless of examination rating, increase the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assign a higher risk weight (150%) to exposures (excludes residential mortgages), that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in at 0.625% per year beginning January 1, 2016 and ending January 1, 2019, when the full 2.5% capital conservation buffer requirement will be effective.

Management believes, as of March 31, 2015 and December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval or non-objection.

(21)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

As of March 31, 2015 and December 31, 2014, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2015:
(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$30,928	16.55%	$14,947	>8.00%	$18,683	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$28,937	15.49%	$11,210	>6.00%	$14,947	>8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$28,937	15.49%	$8,407	>4.50%	$12,144	>6.50%

Tier I Capital (to Average Assets)	$28,937	11.62%	$9,958	>4.00%	$12,447	>5.00%

As of December 31, 2014: (Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$30,574	17.09%	$14,313	>8.00%	$17,891	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$28,867	16.13%	$7,157	>4.00%	$10,735	>6.00%

Tier I Capital (to Average Assets)	$28,867	11.68%	$9,887	>4.00%	$12,359	>5.00%

NOTE 8 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at March 31, 2015 and December 31, 2014.

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

(22)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

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

Loans Held for Investment – Loans held for investment are generally not recorded at fair value on a recurring basis. Periodically, the Bank records nonrecurring adjustments to the carrying value of these -loans based on fair value measurements for loans subject to impairment. The valuation of fair value for impaired loans is typically determined using a combination of observable inputs, such as interest rates, contract terms, appraisals of collateral supporting the loan and recent comparable sales of similar properties, and unobservable inputs such as creditworthiness, disposition costs and underlying cash flows associated with the loan. Since the estimates of fair value utilized for loans also involve unobservable inputs, valuations of impaired loans have been classified as Level 3.

The following table sets forth by level, within the fair value hierarchy, the Bank’s assets at fair value as of:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

March 31, 2015
Recurring basis
Mortgage-backed securities	$-	$28,386,261	$-	$28,386,261
U.S. Government agencies	-	4,153,401	-	4,153,401
Municipal obligations	-	2,438,897	-	2,438,897
Nonrecurring basis
Loans held for sale	-	12,177,399	-	12,177,399
Other real estate	-	-	620,000	620,000
Impaired loans	-	-	1,961,293	1,961,293

Totals	$-	$47,155,958	$2,581,293	$49,737,251

December 31, 2014
Recurring basis
Mortgage-backed securities	$-	$21,727,811	$-	$21,727,811
U.S. Government agencies	-	4,856,529	-	4,856,529
Municipal obligations	-	2,433,572	-	2,433,572
Nonrecurring basis
Loans held for sale	-	9,429,090	-	9,429,090
Other real estate	-	-	820,000	820,000
Impaired loans	-	-	1,297,759	1,297,759

Totals	$-	$38,447,002	$2,117,759	$40,564,761

(23)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

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

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2015 and December 31, 2014.

	March 31, 2015
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$4,924	$4,924	$4,924	$-	$-
Interest-bearing deposits
with banks	1,590	1,590	1,590	-	-
Available-for-sale securities	34,979	34,979	-	34,979	-
Loans held for sale	12,177	12,177	-	12,177	-
Loans held for investment, net	180,115	182,419	-	-	182,419
Stock in financial institutions	1,478	1,478	-	1,478	-

Financial liabilities:
Demand, savings and NOW
deposits	$122,511	$122,027	$122,027	$-	$-
Time deposits	78,337	78,380	-	78,380	-
Federal Home Loan Bank advances	20,000	20,013	-	20,013	-

	December 31, 2014
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$12,709	$12,709	$12,709	$-	$-
Interest-bearing deposits with banks	2,115	2,115	$2,115	-	-
Available-for-sale securities	29,018	29,018	-	29,018	-
Loans held for sale	9,429	9,429	-	9,429	-
Loans held for investment, net	173,990	175,417	-	-	175,417
Stock in financial institutions	1,906	1,906	-	1,906	-

Financial liabilities:
Demand, savings and NOW deposits	$118,551	$117,285	$117,285	$-	$-
Time deposits	83,388	83,571	-	83,571	-
Federal Home Loan Bank advances	12,500	12,503	-	12,503	-

(24)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND DECEMBER 31, 2014

The following methods and assumptions were used to estimate the fair value of the additional classes of financial instruments shown:

Cash and Due from Banks, Interest-Bearing Deposits with Banks and Stock in Financial Institutions – The carrying amount approximates fair value.

Deposits and Federal Home Loan Bank (FHLB) Advances – For demand, savings and NOW deposits, the carrying amount approximates fair value. The fair value of time deposits and FHLB advances is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits and advances of similar remaining maturities.

NOTE 9 – LOSS PER SHARE

Loss Per Share – Basic loss per share have been calculated based upon the weighted-average number of common shares outstanding. All ESOP shares, including those not yet committed to be released or allocated to participants, are considered outstanding. The calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2015 and 2014 excludes 18,020 and 21,420 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive.

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(264,257)	$(436,962)

Weighted-average shares outstanding	1,679,500	1,295,066

Loss per common share:
Basic	$(0.16)	$(0.34)
Diluted	$(0.16)	$(0.34)

(25)

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

(26)

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

(27)

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

(28)

	Three Months Ended March 31,
	2015			2014
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$187,491	$2,637	5.70%	$100,259	$1,525	6.17%
Interest-earning deposits	5,368	4	0.30	6,559	3	0.19
Securities	34,362	165	1.95	41,329	195	1.91
Federal Home Loan Bank stock	889	9	4.11	647	1	0.63
Other	788	8	4.12	205	3	5.93
Total interest-earning assets	228,898	2,823	5.00	148,999	1,727	4.70
Noninterest-earning assets	19,574			17,246
Total assets	$248,472			$166,245

Interest-bearing liabilities:
Checking, money market and savings accounts	$100,407	$163	0.66	$51,680	$58	0.46
Certificates of deposit	80,899	170	0.85	68,368	173	1.03
Total deposits	181,306	333	0.74	120,048	231	0.78
Advances from FHLB of Dallas	15,832	9	0.23	10,305	89	3.50
Total interest-bearing liabilities	197,138	342	0.70	130,353	320	1.00
Non-interest bearing deposits	19,172			11,613
Non-interest bearing liabilities	2,786			1,670
Total liabilities	219,096			143,636
Stockholders' equity	29,376			22,609
Total liabilities and stockholders' equity	$248,472			$166,245

Net interest income		$2,481			$1,407
Net interest rate spread (2)			4.30%			3.70%
Net interest-earning assets (3)	$31,760			$18,646
Net interest margin (4)			4.40%			3.83%
Average interest-earning assets to average interest-
bearing liabilities			116.11%			114.30%

(1)	Ratios for the three month periods have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(29)

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Cash and cash equivalents decreased $8.3 million, or 56.1%, to $6.5 million at March 31, 2015 from $14.8 million at December 31, 2014. The decrease is due to the investment of funds in higher-yielding available for sale securities in January 2015 as the Company completed the planned investment portfolio repositioning begun in December 2014.

Loans held for investment increased $6.4 million in the three months ended March 31, 2015 from organic growth. This organic loan growth was achieved during a period when we were focused on improving and maintaining asset quality, and remaining cautious on pricing and underwriting risk. We have taken steps to enhance our commercial lending teams and bank-wide credit risk management processes consistent with our plans to grow our commercial loan portfolio. Our loan mix is beginning to reflect the implementation of this plan. From December 31, 2014 to March 31, 2015 as commercial real estate loans increased from 73.7% to 75.5% of the gross loan portfolio, residential real estate loans decreased from 18.7% of the portfolio to 18.0%. The residential mortgage loan portfolio also experienced natural run-off as the Bank continued to focus on the secondary mortgage lending program whereby new loans were originated and sold for fee income as opposed to being held in the portfolio.

Loans held for sale at March 31, 2015 totaled $12.2 million of residential mortgage loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. At December 31, 2014, loans held for sale totaled $9.4 million. The balances at any date vary based upon the timing and volume of current loan originations and sales.

Available for sale securities increased $6.0 million during the three months ended March 31, 2015, as the Bank reduced its cash position as part of the balance sheet repositioning begun in December by purchasing mortgage-backed securities, including collateralized mortgage obligations.

Other real estate decreased as a result of a $200,000 write-down on one property secured by commercial real estate.

Deposits decreased $1.1 million for the three months ended March 31, 2015, primarily the result of the Company allowing non-core certificates of deposit to run off at maturity to improve the deposit mix and reduce the cost of funds. Time deposits as a percent of total deposits decreased from 41.3% at December 31, 2014 to 39.0% of total deposits at March 31, 2015 and savings and NOW account balances increased from 58.7% to 61.0%, respectively.

Borrowings, consisting solely of Federal Home Loan Bank advances, increased $7.5 million during the three month period to $20.0 million at March 31, 2015 from $12.5 million at December 31, 2014. Short term borrowings at favorable rates helped fund loan growth. The Company prepaid $6.4 million in long-term FHLB advances at rates averaging 4.0% in December 2014 and replaced them in January 2015 with short-term, lower rate advances.

Total stockholders’ equity decreased $272,000, or 0.9%, to $29.1 million at March 31, 2015 from $29.3 million at December 31, 2014. The decrease was due primarily to a net loss of $264,000 for the three month period ended March 31, 2015.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. The acquisition of Bank 1440 was consummated on August 29, 2014 and the material increase in assets from Bank 1440 will make direct comparisons between the two periods less meaningful. We incurred a net loss of $264,000 in the three months ended March 31, 2015, compared to a net loss of $437,000 for the three months ended March 31, 2014.

(30)

Interest Income. Interest income increased $1.1 million, or 63.5%, to $2.8 million for the three months ended March 31, 2015 from $1.7 million for the three months ended March 31, 2014. The increase was due to a 53.6% increase in interest-earning assets and an improvement in mix as higher yielding loans increased from 67.3% to 81.9% of average interest-earning assets. Interest and fees on loans increased $1.1 million, or 72.8%, to $2.6 million for the three months ended March 31, 2015, from $1.5 million for the three months ended March 31, 2014, partially offset by a $30,000, or 15.5%, decrease in interest income on available-for-sale securities. Interest income on loans increased due primarily to an 87.0% increase in average loan balances, due to both the merger and organic growth, partially offset by a 47 basis point decrease in loan yields from 6.17% to 5.70% as market rates continued to decline. The average balance of securities decreased 16.9% to $34.4 million for the three months ended March 31, 2015, compared to March 31, 2014, but the average yield increased four basis points.

Interest Expense. Interest expense increased $22,000, or 6.8%, to $342,000 for the three months ended March 31, 2015 from $320,000 for the three months ended March 31, 2014. The increase was caused by an increase in interest expense on deposits, which increased $102,000, or 44.2%, to $333,000 for the three months ended March 31, 2015 from $231,000 for the three months ended March 31, 2014, significantly offset by a decrease in interest expense on borrowings. Interest on borrowings decreased $80,000, or 90.0%, to $9,000 for the three months ended March 31, 2015 from $89,000 for the three months ended March 31, 2014 despite a 53.6% increase in average balances due to the replacement of longer term, higher rate borrowings with shorter term borrowings.

Interest paid on checking, money market and savings accounts increased $105,000, or 181.0%, to $163,000 for the three months ended March 31, 2015 from $58,000 for the three months ended March 31, 2014. The average rate we paid on such deposit accounts increased 20 basis points to 0.66% for the three months ended March 31, 2015 from 0.46% for the three months ended March 31, 2014 and the average balance increased $48.7 million, or 94.3%, to $100.4 million for the three months ended March 31, 2015 from $51.7 million for the three months ended March 31, 2014. The average rates we pay on these accounts is considerably higher in the Arizona market we entered with the Bank 1440 acquisition.

Interest expense on borrowings decreased significantly due primarily to the prepayment of $6.4 million in long-term FHLB advances with average interest rates of 4.00% in December 2014. The average rate paid on borrowings decreased 327 basis points to 0.23% for the three months ended March 31, 2015 from 3.50% for the three months ended March 31, 2014. In 2015, we were able to fund loans with low cost, short-term borrowings as our average FHLB advances increased $5.5 million, or 53.6%, to $15.8 million for the three months ended March 31, 2015 from $10.3 million for the three months ended March 31, 2014.

Net Interest Income. Net interest income increased $1.1 million, or 76.4%, to $2.5 million for the three months ended March 31, 2015 from $1.4 million for the three months ended March 31, 2014, as a result of a higher balance of net interest-earning assets and higher net interest rate spread. Our average net interest-earning assets increased by $13.1 million to $31.8 million for the three months ended March 31, 2015 from $18.7 million for the three months ended March 31, 2014 due primarily to the merger. Our net interest rate spread improved by 60 basis points to 4.30% for the three months ended March 31, 2015 from 3.70% for the three months ended March 31, 2014, as we carried 81.9% of our average interest-earning assets in loans, our highest yielding asset, for the three months ended March 31, 2015 compared to 67.3% in loans for the comparable quarter in 2014. This repositioning of our asset portfolio was achieved principally through the merger in August 2014, organic loan growth and sales of securities in December 2014 and early 2015 which were not completely replaced during reinvestment. Our cost of borrowings was reduced from 3.50% in the quarter ended March 31, 2014 to 0.23% in the quarter ended March 31, 2015 due to the prepayment of longer term, higher rate FHLB advances in December 2014.

(31)

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. If allowance for loan losses is larger than necessary, we post a negative provision as a benefit to earnings. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. See “- Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we made a provision for loan losses of $100,000 for the three months ended March 31, 2015, compared to $0 for the three months ended March 31, 2014. In the quarter ended March 31, 2015, one first mortgage loan with a balance of $932,000 was placed on nonaccrual due to non-payment and expected bankruptcy filing. A specific allowance in the amount of $331,000 was recorded to cover the difference between the loan balance and the estimated net sales value of the property. In addition, $184,000 in recoveries of previously charged-off balances was received in the quarter ended March 31, 2015 compared to $30,000 in the quarter ended March 31, 2014.

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

Noninterest Income. Noninterest income increased $72,000, or 9.8%, to $802,000 for the three months ended March 31, 2015 from $730,000 for the three months ended March 31, 2014 due to a higher volume of loan sales and related gains, partially offset by an impairment charge on other real estate and net losses incurred on sale of securities versus net gains on securities sales in the comparable quarter in 2014.

Gain on sale of mortgage loans increased $320,000, or 56.3%, to $888,000 for the three months ended March 31, 2015 from $568,000 for the three months ended March 31, 2014 as the Company has continued to expand its secondary mortgage loan operation. We sold $29.3 million of mortgage loans during the three months ended March 31, 2015, compared to $20.1 million of sales during the three months ended March 31, 2014 and we realized a more attractive average premium (gain on sale/sold loans) for 2015. The premium increased by 6.9% to 2.9% of mortgage loans sold for 2015, compared to 2.8% for 2014. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

In the quarter ended March 31, 2015, we recognized a $200,000 write-down on other real estate, compared to net gains of $4,000 in the previous year.

Noninterest Expense. Noninterest expense increased $873,000, or 33.9%, to $3.4 million for the three months ended March 31, 2015 from $2.6 million for the three months ended March 31, 2014 due primarily to higher salaries and benefits, occupancy, data processing fees, professional fees and other noninterest expense, partially offset by lower merger-related expenses. These increases in expenses resulted primarily from the acquisition of Bank 1440. Average assets for the quarter ended March 31, 2015 were 49.5% larger than the prior year.

(32)

Outside merger-related expenses decreased $143,000, or 60.3%, to $94,000 for the quarter ended March 2015 compared to $237,000 in the quarter ended March 2014.  Legal, consulting and data processing costs were the largest elements of outside, merger-related expense.  Outside merger-related costs were being incurred over a year before the August 29, 2014 acquisition of Bank 1440.  Merger integration began in late June 2014 after Bank 1440’s shareholders approved the transaction.  The Company operated on two core operating systems and numerous other redundant ancillary systems from the August 29, 2014 merger date until late March 2015 when all the systems were converted.  The systems conversions should result in enhanced operating efficiencies going forward. Internal costs incurred cannot be quantified and are therefore not included in merger-related expense.  The majority of outside, merger-related expenses, $801,000, were expensed in the six months ended December 2014.  Material duplicative costs and exit fees from the old systems were expensed and classified as merger-related in our statement of operations as soon as those expense amounts were reasonably estimable and certain.  With the late March 2015 systems conversions, the Company has eliminated all duplicative systems.  The Company believes it will incur limited merger-related expenses in the future.

Income Tax Expense. Income tax expense was $0 for each of the three month periods ended March 31, 2015 and 2014. Due to past and recent pre-tax losses incurred, and the inability to project future taxable income, no income tax benefits were recorded during these periods.

(33)

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

Non-Performing Loans and Non-Performing Assets. The following table sets forth information regarding our non-performing assets. In addition to the assets listed below, as of March 31, 2015 and December 31, 2014 we had $480,000 and $483,000 of accruing troubled debt restructurings, respectively. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates. The troubled debt restructurings as of March 31, 2015 consisted of two commercial real estate loans and at December 31, 2014 consisted of three commercial real estate loans and one commercial and industrial loan. As of March 31, 2015 and December 31, 2014, there were no specific allowances related to these loans, and at each date we had no commitments to lend additional amounts to those customers.

	At March 31,	At December 31,
	2015	2014
	(Dollars in Thousands)

Non-accrual loans:
Real estate loans:
One-to-four-family residential	$1,114	$181
Commercial	367	617
Commercial and industrial loans	-	17
Consumer and other loans	-	-
Total loans	$1,481	$815

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans past due 90 days or more	1,481	815

Other real estate owned ("ORE"):
One-to-four-family residential	-	-
Commercial	620	820
Total real estate owned	620	820
Other non-performing assets	-	-
Total non-performing assets	$2,101	$1,635

Ratios:
Non-performing loans to gross loans held for investment	0.81%	0.46%
Non-performing assets to total assets	0.83%	0.66%
Nonperforming assets to gross loans held for investment and ORE	1.15%	0.92%

(34)

The nonperforming asset ratios increased due to the 81.6% increase in nonaccrual loans, partially offset by a 24.4% reduction in other real estate. In the quarter ended March 31, 2015, one first mortgage loan with a balance of $932,000 was placed on nonaccrual due to non-payment and expected bankruptcy filing. A specific allowance in the amount of $331,000 was recorded to cover the difference between the loan balance and the estimated net sales value of the property.

Interest income that would have been recorded for the three months ended March 31, 2015, had nonaccruing loans been current according to their original terms amounted to $25,000. Of such amounts, $4,000 is related to troubled debt restructurings. We recognized no interest income on these nonaccrual loans for the three months ended March 31, 2015.

At March 31, 2015, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings.

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

(35)

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)

Balance at beginning of period	$1,707	$1,733

Provision for loan losses	100	-

Charge-offs:
Residential real estate loans	-	-
Commercial real estate loans	-	-
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total charge-offs	-	-

Recoveries:
Residential real estate loans	184	30
Commercial real estate loans	-	-
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total recoveries	184	30
Net (charge-offs) recoveries	184	30

Balance at end of period	$1,991	$1,763

Allowance for loan losses to non- performing loans at end of period	134.46%	299.83
Allowance for loan losses to total gross loans at end of period	1.09%	1.81
Net (charge-offs) recoveries to average loans outstanding during the period	0.39%	0.12

The allowance for loan losses to nonperforming loans ratio decreased due to an increase in nonperforming loans. The allowance for loan losses to non-performing loans and total loans ratios both decreased due to the absence of any allowance for loan losses on loans acquired in the purchase of Bank 1440 as such loans were marked to market on acquisition, partially offset by recoveries recognized during the first quarter of 2015. The net recoveries to average loans outstanding ratio increased due to recoveries recognized as a result of the payoff of one commercial real estate loan and one commercial business loan in the first quarter of 2015 at amounts greater than our net carrying values.

(36)

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of March 31, 2015.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $6.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $35.0 million at March 31, 2015. In addition, at March 31, 2015, we had the ability to borrow an additional $95.4 million from the Federal Home Loan Bank of Dallas. On that date, we had $20.0 million of advances outstanding.

At March 31, 2015, we had $13.2 million in loan commitments outstanding, and an additional $20.3 million in commitments to originate and sell mortgage loans. In addition, we had $4.7 million in unused lines of credit and $72,000 in commitments issued under standby letters of credit. Certificates of deposit due within one year as of March 31, 2015 totaled $38.6 million, or 19.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas or increase our deposits by offering higher interest rates.

Our primary investing activities are the origination of loans and the purchase of securities. In the three months ended March 31, 2015 and 2014, we originated $39.3 million and $21.6 million of loans, respectively, and purchased $9.7 million and $0 of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease of $1.1 million and a net increase of $2.0 million in total deposits for the three months ended March 31, 2015 and 2014, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

(37)

Federal Home Loan Bank advances increased by $7.5 million and decreased by $3.1 million for the three months ended March 31, 2015 and 2014, respectively. In the first three months of 2015, we utilized proceeds from FHLB advances and excess liquid funds held at December 31, 2014 to fund new loan originations and the purchase of $9.7 million in available-for-sale securities. During 2014, we were able to decrease our borrowings as we used cash provided by loan repayments to fund our operations without negatively affecting our levels of liquidity.

Bank’34 is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2015 and December 31, 2014, Bank’34 exceeded all regulatory capital requirements. Bank’34 is considered “well-capitalized” under regulatory guidelines.

(38)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

(39)

Item 6. Exhibits

3.1	Charter of Alamogordo Financial Corp. (1)

3.2	Bylaws of Alamogordo Financial Corp. (1)

3.3	Amendment to Bylaws of Alamogordo Financial Corp. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Alamogordo Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Alamogordo Financial Corp. (File No. 333-92913), originally filed with the Securities and Exchange Commission on December 16, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K of Alamogordo Financial Corp. (File No. 000-29655), filed with the Securities and Exchange Commission on December 24, 2014.

(40)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMOGORDO FINANCIAL CORP.

Date: May 15, 2015	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer

Date: May 15, 2015	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer

(41)