Form 10-Q
period 2015-06-30
ALAMOGORDO FINANCIAL CORP
filed 2015-07-30
CIK 1100542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Shares of the Registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 30, 2015 were 1,679,500.

Alamogordo Financial Corp.

FORM 10-Q

(2)

Item 1. Financial Statements

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Cash and due from banks	$3,837,486	$12,708,542
Interest-bearing deposits with banks	15,860,000	2,115,431
Total cash and cash equivalents	19,697,486	14,823,973

Loans held for investment	187,912,221	175,697,082
Allowance for loan losses	(2,068,148)	(1,707,282)
Loans held for investment, net	185,844,073	173,989,800

Loans held for sale	12,403,963	9,429,090
Available-for-sale securities	32,923,417	29,017,912
Other real estate	648,317	820,000
Premises and equipment, net	9,910,749	10,031,492
Stock in financial institutions	1,709,547	1,905,935
Accrued interest receivable	664,799	655,201
Bank owned life insurance	5,288,632	5,223,189
Core deposit intangible	409,920	465,168
Prepaid and other assets	1,003,067	592,225

TOTAL ASSETS	$270,503,970	$246,953,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$29,670,635	$17,975,857
Savings and NOW deposits	102,072,200	100,574,790
Time deposits	79,385,741	83,388,039
Total deposits	211,128,576	201,938,686

Federal Home Loan Bank advances	27,500,000	12,500,000
Escrows	301,409	271,141
Accrued interest and other liabilities	2,168,041	2,907,827
Total liabilities	241,098,026	217,617,654

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.10 par value; 20,000,000 shares authorized, 1,685,132 issued, 1,679,500 outstanding at June 30, 2015 and December 31, 2014, respectively	168,513	168,552
Additional paid-in capital	9,713,006	9,714,459
Retained earnings	20,181,736	20,084,266
Accumulated other comprehensive loss	(202,303)	(148,446)
Treasury stock, at cost; 5,632 shares	(139,332)	(139,332)
Unearned employee stock ownership plan (ESOP) shares	(315,676)	(343,168)
Total stockholders’ equity	29,405,944	29,336,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,503,970	$246,953,985

See accompanying notes.

(3)

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest income
Interest and fees on loans	$2,833,426	$1,537,552	$5,470,542	$3,063,225
Interest on securities	128,203	203,503	292,812	398,195
Interest on other interest-earning assets	31,095	4,667	52,549	11,426
Total interest income	2,992,724	1,745,722	5,815,903	3,472,846

Interest expense
Interest on deposits	336,644	220,890	669,510	451,668
Interest on borrowings	17,807	85,749	26,733	175,106
Total interest expense	354,451	306,639	696,243	626,774

Net interest income	2,638,273	1,439,083	5,119,660	2,846,072
Provision for loan losses	75,000	-	175,000	-

Net interest income after provision for loan losses	2,563,273	1,439,083	4,944,660	2,846,072

Noninterest income
Gain on sale of loans	1,162,993	808,306	2,051,193	1,376,601
Service charges and fees	60,413	95,119	110,532	150,363
Impairments of other real estate, net of gain on sale	-	56,365	(200,000)	60,332
(Loss) gain on sale of securities	-	-	(13,800)	28,730
Bank owned life insurance income	33,028	35,519	65,442	70,543
Other	33,838	43,482	78,732	82,638
Total noninterest income	1,290,272	1,038,791	2,092,099	1,769,207

Noninterest expense
Salaries and benefits	1,909,580	1,406,080	3,835,201	2,715,884
Occupancy	408,179	271,295	834,479	547,039
Data processing fees	369,082	223,489	734,554	411,287
FDIC and other insurance expense	50,658	53,100	111,258	143,820
Professional fees	224,492	108,060	456,793	252,346
Merger-related expenses	5,253	338,865	99,577	576,203
Advertising	65,652	29,103	103,221	70,544
Net other real estate expenses	6,809	1,630	13,754	18,810
Other	452,113	232,679	750,452	502,735
Total noninterest expense	3,491,818	2,664,301	6,939,289	5,238,668

Income (Loss) before income taxes	361,727	(186,427)	97,470	(623,389)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	361,727	(186,427)	97,470	(623,389)

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(33,943)	373,932	(53,857)	515,171

COMPREHENSIVE INCOME (LOSS)	$327,784	$187,505	$43,613	$(108,218)

Earnings (loss) per common share:
Basic	$0.22	$(0.14)	$0.06	$(0.47)
Diluted	$0.22	$(0.14)	$0.06	$(0.47)

See accompanying notes.

(4)

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

				Accumulated
		Additional		Other		Unearned	Total
	Common	Paid-In	Retained	Comprehensive	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	Loss	Stock	Shares	Equity

BALANCE, December 31, 2013	$132,411	$4,073,845	$19,758,682	$(1,064,798)	$(484,406)	$-	$22,415,734
							-
Net loss	-	-	(623,389)	-	-	-	(623,389)
Unrealized gain on available-for-sale securities	-	-	-	515,171	-	-	515,171
Unearned/unallocated ESOP Shares						(160,895)	(160,895)
Amortization of ESOP award	-	(4,165)	-	-	-	24,106	19,941
Sale of treasury shares to ESOP		(117,303)			345,074	(227,771)	-
Other	-	17,044	-	-	-	-	17,044

BALANCE, June 30, 2014	$132,411	$3,969,421	$19,135,293	$(549,627)	$(139,332)	$(364,560)	$22,183,606

BALANCE, December 31, 2014	$168,552	$9,714,459	$20,084,266	$(148,446)	$(139,332)	$(343,168)	$29,336,331

Net income	-	-	97,470	-	-	-	97,470
Unrealized loss on available-for-sale securities	-	-	-	(53,857)	-	-	(53,857)
Amortization of ESOP award	-	(1,492)	-	-	-	27,492	26,000
Other	(39)	39	-	-	-	-	-

BALANCE, June 30, 2015	$168,513	9,713,006	20,181,736	(202,303)	(139,332)	(315,676)	29,405,944

See accompanying notes.

(5)

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net income (loss)	$97,470	$(623,389)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	327,963	250,437
Stock dividend on financial institution stock	(5,012)	-
Impairments of other real estate, net of (gain) loss on sale	200,000	(60,332)
Amortization of premiums and discounts on securities, net	300,008	280,428
Non-cash element of ESOP expense	26,000	19,941
Amortization of core deposit intangible	55,248	-
Loss (gain) on sale of available-for-sale securities	13,800	(28,730)
Gain on sale of loans	(2,051,193)	(1,376,601)
Proceeds from sale of loans held for sale	71,948,919	47,811,139
Funding of loans held for sale	(72,114,938)	(50,371,276)
Provision for loan losses	175,000	-
Earnings on bank-owned life insurance	(65,442)	(70,543)
Changes in operating assets and liabilities:
Accrued interest receivable	(9,598)	(11,251)
Income taxes receivable	-	310,331
Prepaid and other assets	(410,843)	3,733
Accrued interest and other liabilities	(739,785)	411,677
Other	23,365	54,859
Net cash used for operating activities	(2,229,038)	(3,399,577)

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	3,183,467	2,656,729
Proceeds from sales of available-for-sale securities	2,286,200	2,054,999
Purchases of available-for-sale securities	(9,742,836)	-
Funding of ESOP	-	(106,919)
Net (increase) decrease in loans held for investment	(12,838,011)	435,336
Purchases of premises and equipment	(207,219)	(12,335)
Redemption of stock in financial institutions	201,400	202,185
Net proceeds from sales of other real estate	-	554,001
Net cash (used for) provided by investing activities	(17,116,999)	5,783,996

Cash flows from financing activities
Net increase in deposits	9,189,889	3,712,110
Net increase (decrease) in escrows	29,661	(1,506)
Net increase (decrease) in Federal Home Loan Bank advances	15,000,000	(3,163,413)
Net cash provided by financing activities	24,219,550	547,191

Net increase in cash and cash equivalents	4,873,513	2,931,610

Cash and cash equivalents, beginning of period	14,823,973	7,014,150

Cash and cash equivalents, end of period	$19,697,486	$9,945,760

Supplemental disclosures:
Interest paid on deposits and advances	$701,157	629,968
Income taxes paid	-	(310,331)
Noncash investing and financing activities:
Transfers of loans to other real estate	28,317	81,518
Sale of treasury shares to ESOP	-	345,074

See accompanying notes.

(6)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Alamogordo Financial Corp. (the “Company”) is a savings and loan holding company that owns 100% of Bank’34 (the “Bank”). On June 30, 2008, the Bank changed its name from Alamogordo Federal Savings and Loan Association to Bank’34. Alamogordo Financial Corp. was incorporated on April 30, 1997 and is a majority-owned subsidiary of AF Mutual Holding Company. As of June 30, 2015, AF Mutual Holding Company owned 54.7% of the Company's outstanding shares of common stock.

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

The consolidated financial statements of the Company at June 30, 2015 (unaudited) and for the three and six months ended June 30, 2015 and 2014 (unaudited) have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry. However, in management’s opinion, the interim data at June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position and the results of operations in the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Effective December 31, 2014, the Company changed its fiscal year from the twelve months ended June 30 to the twelve months ended December 31.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s transition report on Form 10-KT for the period July 1, 2014 through December 31, 2014 as filed with the Securities Exchange Commission (“SEC”) on March 30, 2015.

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

(7)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

Rising and falling interest rate environments can have various impacts on the Bank’s net interest income, depending on the short-term interest rate gap that the Bank maintains. The Bank’s net interest income is also effected by prepayments of loans and early withdrawals of deposits.

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

Provision for Income Taxes – No provision for income tax expense or income tax benefits were recorded for the three and six months ended June 30, 2015 and 2014. The Company had pre-tax losses for 2014 and no income tax benefit was recorded due to the inability to project future taxable income as was considered necessary to ensure utilization of those benefits in the future. The Company had pre-tax income for 2015 and no provision for income tax (expense) was recorded due to net operating loss carry-forwards from prior periods available to offset that income.

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

(8)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 2 – BUSINESS COMBINATION

On August 29, 2014 (the “acquisition date”), the Company acquired 100% of the outstanding stock of Bank 1440, a state-chartered commercial bank headquartered in Phoenix, Arizona with approximately $88.3 million in assets at fair value and two branches. Bank 1440 shareholders received $0.94 in cash and 0.17064 shares of the Company’s common stock in exchange for each share of Bank 1440 common stock and Series A preferred stock, resulting in the Company issuing 360,635 shares of its common stock, subject to adjustment for cash paid in lieu of fractional shares.

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

A bargain purchase gain of $2.9 million was recognized in noninterest income during the quarter ended September 30, 2014, which is calculated as the excess of net identifiable assets acquired at $12.5 million over consideration transferred of $9.6 million. No tax benefit or expense was recognized on the fair market value adjustments since each of the Company and Bank 1440 had 100% valuation allowances against their net deferred tax assets and neither had been imputing tax benefits or expense on current income due to past years net operating losses. The following tables provide the purchase price calculation as of the acquisition date and the identifiable assets purchased and the liabilities assumed at their estimated fair value.

August 29,
2014

Purchase Price

Gross Company Shares Issued	360,635
Closing price per share of the Company's Common Stock	$16.00

Stock Consideration (0.17064 ratio)	$5,770,160

Option and Warrant consideration	$1,298,629
20% Cash & Cash in Lieu	2,105,785
Dissenters Payments	400,000

Cash Consideration	$3,804,414

Total purchase price	$9,574,574

(9)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

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

Bank 1440’s results of operations are not included in the Company’s consolidated statements of comprehensive income (loss) for the three or six months ended June 30, 2014.

Merger-related charges of $100,000 and $576,000 were recorded in the Company’s consolidated statements of comprehensive income (loss) as noninterest expense for the six months ended June 30, 2015 and 2014, respectively, and include incremental costs to integrate the operations of the Company and Bank 1440. Such expenses were for professional services including legal fees, costs related to termination of existing contractual arrangements for various services and other costs. Core operating systems were converted in March 2015.

The following table provides the unaudited pro forma information for the results of operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as if the acquisition had occurred January 1, 2014. These adjustments include the impact of certain purchase accounting adjustments including accretion of loan discounts, core deposit intangible amortization, fixed asset depreciation and deposit premium amortization. In addition, the merger expenses previously discussed are included in each period presented. The Company expects to achieve operating cost savings and other business synergies as a result of the acquisition, which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined corporation that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

(10)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

Pro Forma Results of Operations

	In thousands
	Six Months Ended June 30,
	2015	2014

Total revenue, net of interest expense	$7,212	$6,505
Net income (loss)	$97	$(31)

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

(11)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 3 – DEBT SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent at June 30, 2015 and December 31, 2014. The carrying amount of securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

June 30, 2015
Available-for-sale securities
Mortgage-backed securities	$26,769,285	$69,126	$(254,690)	$26,583,721
U.S. Government agencies	3,940,379	7,987	(50,647)	3,897,719
Municipal obligations	2,416,056	27,750	(1,829)	2,441,977

	$33,125,720	$104,863	$(307,166)	$32,923,417

December 31, 2014
Available-for-sale securities
Mortgage-backed securities	$21,797,221	$72,984	$(142,394)	$21,727,811
U.S. Government agencies	4,925,972	4,355	(73,798)	4,856,529
Municipal obligations	2,443,165	9,059	(18,652)	2,433,572

	$29,166,358	$86,398	$(234,844)	$29,017,912

Proceeds from the sale of available-for-sale securities and resulting net (losses) gains were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Proceeds from sale	$-	$-	$2,286,200	$2,054,999
(Losses) gains, net	$-	$-	$(13,800)	$28,730

Amortized cost and fair value of securities by contractual maturity as of June 30, 2015 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their actual contractual maturities because of principal prepayments. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at June 30, 2015 were as follows:

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one to five years	26,014,935	25,853,283
Due after five to ten years	7,110,785	7,070,134
Due after ten years	-	-

Totals	$33,125,720	$32,923,417

(12)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government, its agencies and U.S. Government-Sponsored Enterprises (GSEs) in an amount greater than 10% of stockholders’ equity.

At June 30, 2015, mortgage-backed securities included collateralized mortgage obligations of $6.5 million, which are backed by one-to-four family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position. At June 30, 2015, 99% of the securities held by the Company were issued by U.S. Government-sponsored enterprises and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015 or December 31, 2014.

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$14,243,795	$(167,222)	$8,001,463	$(87,468)	$22,245,258	$(254,690)
U.S. Government agencies	1,458,464	(6,118)	1,624,081	(44,529)	3,082,545	(50,647)
Municipal obligations	326,398	(1,829)	-	-	326,398	(1,829)

Total temporarily impaired securities	$16,028,657	$(175,169)	$9,625,544	$(131,997)	$25,654,201	$(307,166)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$12,923,685	$(142,394)	$-	$-	$12,923,685	$(142,394)
U.S. Government agencies	3,969,042	(73,798)	-	-	3,969,042	(73,798)
Municipal obligations	1,300,632	(18,652)	-	-	1,300,632	(18,652)

Total temporarily impaired securities	$18,193,359	$(234,844)	$-	$-	$18,193,359	$(234,844)

Loans and securities of approximately $115.4 million at June 30, 2015 were pledged to secure FHLB advances. In addition, securities carried at approximately $3.2 million at June 30, 2015 were pledged to secure public deposits.

(13)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$141,802,439	75.2%	$129,948,473	73.7%
Residential real estate	32,485,216	17.2%	32,959,380	18.7%
Commercial and industrial	10,066,061	5.3%	8,594,344	4.9%
Consumer and other	4,268,794	2.3%	4,816,230	2.7%
Total gross loans	188,622,510	100.0%	176,318,427	100.0%
Unamortized loan fees	(710,289)		(621,345)
Loans held for investment	187,912,221		175,697,082
Allowance for loan losses	(2,068,148)		(1,707,282)

Loans held for investment, net	$185,844,073		$173,989,800

At June 30, 2015 and December 31, 2014, commercial real estate loans include construction loans of $14.7 million  and $13.0 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans:

	As of June 30, 2015
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$331,447	$-	$-	$331,447
Ending balance: collectively evaluated for impairment	1,116,290	557,404	45,992	17,015	1,736,701

Total	$1,116,290	$888,851	$45,992	$17,015	$2,068,148

Gross loans
Ending balance: individually evaluated for impairment	$1,862,366	$1,471,271	$-	$-	$3,333,637
Ending balance: collectively evaluated for impairment	139,940,073	31,013,945	10,066,061	4,268,794	185,288,873
Total	$141,802,439	$32,485,216	$10,066,061	$4,268,794	$188,622,510

(14)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

	As of December 31, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,125,491	387,801	177,820	16,170	1,707,282

Total	$1,125,491	$387,801	$177,820	$16,170	$1,707,282

Gross loans
Ending balance: individually evaluated for impairment	$2,512,377	$491,780	$16,796	$-	$3,020,953
Ending balance: collectively evaluated for impairment	127,436,096	32,467,600	8,577,548	4,816,230	173,297,474
Total	$129,948,473	$32,959,380	$8,594,344	$4,816,230	$176,318,427

The following is a summary of activities for the allowance for loan losses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Beginning balance	$1,990,668	$1,762,682	$1,707,282	$1,733,097

Provision for loan losses	75,000	-	175,000	-

Charge-offs:
Commercial real estate	-	-	-	-
Residential real estate	-	(86,710)	-	(86,710)
Consumer and other	-	(31,423)	(160)	(31,690)
Total charge-offs	-	(118,133)	(160)	(118,400)

Recoveries:
Commercial real estate	-	-	183,546	29,700
Residential real estate	2,400	-	2,400	-
Consumer and other	80	1	80	153
Total recoveries	2,480	1	186,026	29,853
Net recoveries (charge-offs)	2,480	(118,132)	185,866	(88,547)

Ending balance	$2,068,148	$1,644,550	$2,068,148	$1,644,550

(15)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

Nonperforming Assets – The following table presents an aging analysis of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. As of June 30, 2015 and December 31, 2014, all loans past due 90 days or more are no longer accruing interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables
June 30, 2015
Commercial real estate	$-	$-	$-	$-	$141,802,439	$141,802,439
Residential real estate	-	170,072	981,677	1,151,749	31,333,467	32,485,216
Commercial and industrial	-	-	-	-	10,066,061	10,066,061
Consumer and other	-	-	-	-	4,268,794	4,268,794

Totals	$-	$170,072	$981,677	$1,151,749	$187,470,761	$188,622,510

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables
December 31, 2014
Commercial real estate	$-	$894,137	$-	$894,137	$129,054,336	$129,948,473
Residential real estate	945,427	149,832	113,239	1,208,498	31,750,882	32,959,380
Commercial and industrial	-	-	-	-	8,594,344	8,594,344
Consumer and other	-	-	-	-	4,816,230	4,816,230

Totals	$945,427	$1,043,969	$113,239	$2,102,635	$174,215,792	$176,318,427

The following table sets forth nonaccrual loans and other real estate (ORE) at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Nonaccrual loans
Commercial real estate	$-	$616,605
Residential real estate	1,131,104	181,284
Commercial and industrial	-	16,795
Consumer and other	-	-
Total nonaccrual loans	1,131,104	814,684
Other real estate (ORE)	648,317	820,000

Total nonperforming assets	$1,779,421	$1,634,684

Nonperforming assets to gross loans held for investment and ORE	0.94%	0.92%
Nonperforming assets to total assets	0.66%	0.66%

Other real estate at June 30, 2015 consisted of one commercial and one single family residential property. Other real estate at December 31, 2014 consisted of one commercial property. At June 30, 2015, the recorded investment in residential real estate loans that is in the process of foreclosure according to local jurisdiction requirements was $932,000.

(16)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

Credit Quality Indicators – The following tables represent the credit exposure by internally assigned grades at June 30, 2015 and December 31, 2014. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(17)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

	As of June 30, 2015
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$138,792,651	$31,013,945	$10,066,061	$4,268,794	$184,141,451
Special mention	1,147,422	-	-	-	1,147,422
Substandard	1,862,366	1,471,271	-	-	3,333,637
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$141,802,439	$32,485,216	$10,066,061	$4,268,794	$188,622,510

	As of December 31, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$126,864,801	$32,382,072	$8,577,548	$4,816,230	$172,640,651
Special mention	571,294	85,528	-	-	656,823
Substandard	2,512,377	491,780	16,795	-	3,020,953
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$129,948,473	$32,959,380	$8,594,344	$4,816,230	$176,318,427

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

During the six months ended June 30, 2015 and 2014, no interest income was recognized on these loans subsequent to their classification as impaired.

(18)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

	As of June 30, 2015
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$476,032	$476,032	$-	$477,208
Residential real estate	198,877	198,877	-	200,809
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

With an allowance recorded:
Residential real estate	$932,227	$932,227	$331,447	$932,227

Total:
Commercial real estate	$476,032	$476,032	$-	$477,208
Residential real estate	1,131,104	1,131,104	331,447	1,133,036
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

	As of December 31, 2014
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$1,099,680	$1,099,680	$-	$1,103,367
Residential real estate	181,284	181,284	-	186,279
Commercial and industrial	16,795	16,795	-	16,795
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$1,099,680	$1,099,680	$-	$1,103,367
Residential real estate	181,284	181,284	-	186,279
Commercial and industrial	16,795	16,795	-	16,795
Consumer and other	-	-	-	-

Certain loans within the Company’s loan and real estate owned portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at June 30, 2015 and December 31, 2014.

(19)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

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

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Principal Net of Charge-offs

June 30, 2015
Commercial real estate	1	$506,995	$525,258	$476,032
Residential real estate	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

Totals	1	$506,995	$525,258	$476,032

December 31, 2014
Commercial real estate	3	$1,016,728	$1,137,660	$963,844
Residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	16,795
Consumer and other	-	-	-	-

Totals	4	$1,115,768	$1,250,712	$980,639

Troubled debt restructurings (post-modification) were the result of adding real estate taxes to the loan, along with legal costs related to bankruptcies. There were no allocated specific allowances related to these credits and there were no commitments to lend additional amounts to these customers as of June 30, 2015 and December 31, 2014.

During the six months ended June 30, 2015, no loans were modified as a troubled debt restructurings and two commercial real estate loans and one commercial business loan classified as troubled debt restructurings were paid off.

During the six months ended June 30, 2014, there was one commercial real estate loan of $83,000 modified as a troubled debt restructuring. This restructuring was not in default during the six months ended June 30, 2014.

Nonaccrual troubled debt restructurings as of June 30, 2015 and December 31, 2014 amounted to $0 and $498,000, respectively. There were no commitments to lend additional amounts to these customers as of June 30, 2015 and December 31, 2014.

In the normal course of business, the Company may modify a loan for a creditworthy borrower where the modified loan is not considered a troubled debt restructuring. In these cases, the modified terms are consistent with loan terms available to creditworthy borrowers and within normal loan pricing. The modifications to such loans are done according to existing underwriting standards, which include review of historical financial statements, including current interim information, if available, an analysis of the causes of the borrower’s decline in performance and projections, to assess repayment ability going forward.

(20)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 5 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	June 30,	December 31,
	2015	2014

Gross carrying value	$502,000	$502,000
Less accumulated amortization	(92,080)	(36,832)

Core deposit intangible	$409,920	$465,168

Amortization of core deposit intangible was $55,248 and $0 for the six months ended June 30, 2015 and 2014, respectively.

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

Financial instruments whose contractual amounts represent off-balance-sheet credit risk are as follows as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Commitments to originate and sell mortgage loans	$18,236,970	$9,426,644
Commitments to extend credit	20,104,931	19,319,363
Unused lines of credit	5,590,081	4,319,272
Standby letters of credit	35,849	71,579

Totals	$43,967,831	$33,136,858

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

(21)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

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

Management believes, as of June 30, 2015 and December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval or non-objection.

As of June 30, 2015 and December 31, 2014, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

(22)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$31,436	16.03%	$15,688	≥8.00%	$19,610	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$29,368	14.98%	$11,766	≥6.00%	$15,688	≥8.00%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$29,368	14.98%	$8,824	≥4.50%	$12,746	≥6.50%

Tier I Capital
(to Average Assets)	$29,368	11.29%	$10,402	≥4.00%	$13,003	≥5.00%

As of December 31, 2014:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$30,574	17.09%	$14,313	≥8.00%	$17,891	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$28,867	16.13%	$7,157	≥4.00%	$10,735	≥6.00%

Tier I Capital
(to Average Assets)	$28,867	11.68%	$9,887	≥4.00%	$12,359	≥5.00%

NOTE 8 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at June 30, 2015 and December 31, 2014.

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

(23)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

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

The following table sets forth by level, within the fair value hierarchy, the Bank’s assets at fair value as of:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

June 30, 2015
Recurring basis
Mortgage-backed securities	$-	$26,583,721	$-	$26,583,721
U.S. Government agencies	-	3,897,719	-	3,897,719
Municipal obligations	-	2,441,977	-	2,441,977
Nonrecurring basis
Loans held for sale	-	12,403,963	-	12,403,963
Other real estate	-	-	648,317	648,317
Impaired loans	-	-	1,607,136	1,607,136

Totals	$-	$45,327,380	$2,255,453	$47,582,833

December 31, 2014
Recurring basis
Mortgage-backed securities	$-	$21,727,811	$-	$21,727,811
U.S. Government agencies	-	4,856,529	-	4,856,529
Municipal obligations	-	2,433,572	-	2,433,572
Nonrecurring basis
Loans held for sale	-	9,429,090	-	9,429,090
Other real estate	-	-	820,000	820,000
Impaired loans	-	-	1,297,759	1,297,759

Totals	$-	$38,447,002	$2,117,759	$40,564,761

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

(24)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014.

	June 30, 2015
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$3,837	$3,837	$3,837	$-	$-
Interest-bearing deposits with banks	15,860	15,860	15,860	-	-
Available-for-sale securities	32,923	32,923	-	32,923	-
Loans held for sale	12,404	12,404	-	12,404	-
Loans held for investment, net	185,844	189,733	-	-	189,733
Stock in financial institutions	1,710	1,710	-	1,710	-

Financial liabilities:
Demand, savings and NOW deposits	$131,743	$130,953	$130,953	$-	$-
Time deposits	79,386	79,444	-	79,444	-
Federal Home Loan Bank advances	27,500	27,524	-	27,524	-

	December 31, 2014
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$12,709	$12,709	$12,709	$-	$-
Interest-bearing deposits with banks	2,115	2,115	$2,115	-	-
Available-for-sale securities	29,018	29,018	-	29,018	-
Loans held for sale	9,429	9,429	-	9,429	-
Loans held for investment, net	173,990	175,417	-	-	175,417
Stock in financial institutions	1,906	1,906	-	1,906	-

Financial liabilities:
Demand, savings and NOW deposits	$118,551	$117,285	$117,285	$-	$-
Time deposits	83,388	83,571	-	83,571	-
Federal Home Loan Bank advances	12,500	12,503	-	12,503	-

(25)

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND DECEMBER 31, 2014

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

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. All ESOP shares, including those not yet committed to be released or allocated to participants, are considered outstanding. The calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2015 and 2014 excludes 18,020 and 21,420 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive as the weighted average price of those options exceeds the weighted average market price for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$361,727	$(186,427)	$97,470	$(623,389)

Weighted-average shares outstanding	1,679,500	1,318,474	1,679,500	1,314,159

Earnings (loss) per common share:
Basic	$0.22	$(0.14)	$0.06	$(0.47)
Diluted	$0.22	$(0.14)	$0.06	$(0.47)

(26)

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions. Factors which could have a material effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the credit quality and composition of the loan and investment portfolios, valuation of assets acquired through foreclosure, deposit flows, competition, demand for loan products and for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and inability of third party providers to perform as required. Because of these and other uncertainties, Alamogordo Financial Corp.’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the dates on which they were made. Alamogordo Financial Corp. is not undertaking an obligation to update these forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Alamogordo Financial Corp. qualifies all of its forward-looking statements by these cautionary statements.

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

(27)

Allowance for Loan Losses. The allowance for loan losses is maintained to absorb credit losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires establishing risk ratings for each loan and an estimate of losses for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

We have established a method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for loan losses. The allowance for loan losses is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the probable losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Our evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

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

(28)

Valuation of Deferred Tax Assets. In evaluating our ability to realize deferred tax assets, management considers all positive and negative information, including our past operating results and our forecast of future taxable income. In determining future taxable income, management utilizes a budget process that makes business assumptions and the implementation of feasible and prudent tax planning strategies. We also utilize a monthly forecasting tool to incorporate activity throughout the calendar year. These assumptions require us to make judgments about our future taxable income that are consistent with the plans and estimates we use to manage our business. The net deferred tax asset is offset by an equal valuation allowance. Any change in estimated future taxable income may result in a reduction of the valuation allowance against the deferred tax asset, which would result in income tax benefit in the period.

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

(29)

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	Three Months Ended June 30,
	2015			2014
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$199,060	2,833	5.71%	$102,092	$1,538	6.04%
Interest-earning deposits	6,495	3	0.19	7,302	4	0.22
Securities	34,108	128	1.51	39,467	203	2.06
Federal Home Loan Bank stock	1,245	24	7.73	508	1	0.79
Other	481	5	4.17	203	-	0.00
Total interest-earning assets	241,389	2,993	4.97	149,572	1,746	4.68
Noninterest-earning assets	17,656			16,361
Total assets	$259,045			$165,933

Interest-bearing liabilities:
Checking, money market and savings accounts	$101,673	176	0.69	$52,839	$58	0.44
Certificates of deposit	78,636	161	0.82	68,295	163	0.96
Total deposits	180,309	337	0.75	121,134	221	0.73
Advances from FHLB of Dallas	25,890	18	0.28	8,840	86	3.90
Total interest-bearing liabilities	206,199	355	0.69	129,974	307	0.95
Non-interest bearing deposits	21,395			11,987
Non-interest bearing liabilities	2,253			1,761
Total liabilities	229,847			143,722
Stockholders' equity	29,198			22,211
Total liabilities and stockholders' equity	$259,045			$165,933

Net interest income		$2,638			$1,439
Net interest rate spread (2)			4.28%			3.74%
Net interest-earning assets (3)	$35,190			$19,598
Net interest margin (4)			4.38%			3.86%
Average interest-earning assets to average interest-bearing liabilities			117.07%			115.08%

(1)	Ratios have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(30)

	Six Months Ended June 30,
	2015			2014
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$193,307	$5,471	5.71%	$103,018	$3,063	6.00%
Interest-earning deposits	5,935	7	0.24	6,934	7	0.20
Securities	34,234	293	1.73	40,391	398	1.99
Federal Home Loan Bank stock	1,068	33	6.17	577	2	0.70
Other	634	12	3.88	205	3	2.95
Total interest-earning assets	235,178	5,816	4.99	151,125	3,473	4.63
Noninterest-earning assets	18,610			14,969
Total assets	$253,788			$166,094

Interest-bearing liabilities:
Checking, money market and savings accounts	$101,044	$338	0.67	$52,260	$116	0.45
Certificates of deposit	79,761	331	0.84	68,339	336	0.99
Total deposits	180,805	669	0.75	120,599	452	0.76
Advances from FHLB of Dallas	20,889	27	0.26	9,572	175	3.69
Total interest-bearing liabilities	201,694	696	0.70	130,171	627	0.97
Non-interest bearing deposits	20,290			11,798
Non-interest bearing liabilities	2,518			1,714
Total liabilities	224,502			143,683
Stockholders' equity	29,286			22,411
Total liabilities and stockholders' equity	$253,788			$166,094

Net interest income		$5,120			$2,846
Net interest rate spread (2)			4.29%			3.66%
Net interest-earning assets (3)	$33,484			$20,954
Net interest margin (4)			4.39%			3.80%
Average interest-earning assets to average interest-bearing liabilities			116.60%			116.10%

(1)	Ratios have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(31)

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Cash and cash equivalents increased $4.9 million, or 32.9%, to $19.7 million at June 30, 2015 from $14.8 million at December 31, 2014. The increase was due primarily to a $6.3 million deposit received in a commercial noninterest bearing demand account at quarter end.

Loans held for investment increased $12.2 million, or 7.0%, in the six months ended June 30, 2015 from organic growth. We have taken steps to enhance our commercial lending teams and bank-wide credit risk management processes consistent with our plans to grow our commercial loan portfolio. Our loan mix reflects the implementation of this plan. From December 31, 2014 to June 30, 2015, commercial real estate loans increased $11.9 million to $141.8 million, which represented an increase from 73.7% to 75.2% of the gross loan portfolio while residential real estate loans decreased from 18.7% of the portfolio to 17.2%. The  residential mortgage loan portfolio also experienced run-off as the Bank continued to focus on the secondary mortgage lending program whereby new loans were originated and sold for fee income as opposed to being held in the portfolio.

Loans held for sale at June 30, 2015 totaled $12.4 million. We currently sell a significant majority of our newly originated residential mortgage loans in the secondary market. At December 31, 2014, loans held for sale totaled $9.4 million. The balances at any date vary based upon the timing and volume of current loan originations and sales.

Available for sale securities increased $3.9 million during the six months ended June 30, 2015, as the Bank completed a balance sheet repositioning begun in December by purchasing mortgage-backed securities in January 2015, including collateralized mortgage obligations.

Other real estate decreased primarily as a result of a $200,000 write-down on one property secured by commercial real estate in March 2015.

Deposits increased $9.2 million for the six months ended June 30, 2015, with $6.3 million of that increase from a deposit received in a commercial noninterest bearing demand account at quarter end. The Company has been allowing certain certificates of deposit to run off at maturity to improve the deposit mix and reduce the cost of funds. Time deposits as a percent of total deposits decreased from 41.3% at December 31, 2014 to 37.6% of total deposits at June 30, 2015 as demand deposit balances increased from 8.9% to 14.1%. In addition to the $6.3 million commercial deposit, demand deposit balances increased $5.4 million, or 30.0%, from December 31, 2014 to June 30, 2015 as the Company has concentrated on bringing on commercial business accounts. Wholesale deposits increased $1.8 million from December 31, 2014 to June 30, 2015. At June 30, 2015, wholesale deposits were $19.1 million, including $17.2 million in QwickRate certificates of deposit, compared to $17.3 million and $15.2 million at December 31, 2014, respectively. The majority of our wholesale deposits are time deposits with denominations between $200,000 and $250,000.

Borrowings, consisting solely of Federal Home Loan Bank advances, increased $15.0 million during the six month period to $27.5 million at June 30, 2015 from $12.5 million at December 31, 2014. Short term borrowings at favorable rates helped fund loan growth. The Company prepaid $6.4 million in long-term FHLB advances at rates averaging 4.0% in December 2014 and replaced them in January 2015 with short-term, lower rate advances.

Total stockholders’ equity increased $70,000, or 0.2%, to $29.4 million at June 30, 2015 from $29.3 million at December 31, 2014. The increase was due primarily to net income of $97,000, partially offset by a $54,000 increase in unrealized losses on available for sale securities.

(32)

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General. The acquisition of Bank 1440 was consummated on August 29, 2014 and the material increase in assets from Bank 1440 makes direct comparisons between the two periods less meaningful. The Company had net income of $362,000 in the three months ended June 30, 2015, compared to a net loss of $186,000 for the three months ended June 30, 2014.

Interest Income. Interest income increased $1.3 million, or 71.4%, to $3.0 million for the three months ended June 30, 2015 from $1.7 million for the three months ended June 30, 2014. The increase was due to a 61.4% increase in average interest-earning assets and an improvement in mix as loans, our highest yielding assets, increased from 68.3% to 82.5% of average interest-earning assets. Despite a decrease in average loan yields, the yield on average interest-earning assets increased 29 basis points to 4.97% in the three months ended June 30, 2015 from the three months ended June 30, 2014 due mostly to the improvement in mix. Interest and fees on loans increased $1.3 million, or 84.2%, to $2.8 million for the three months ended June 30, 2015, from $1.5 million for the three months ended June 30, 2014, partially offset by a $75,000, or 37.0%, decrease in interest income on available-for-sale securities. Interest income on loans increased due primarily to a 95.0% increase in average loan balances, due to both the merger and organic growth, partially offset by a 33 basis point decrease in loan yields from 6.04% to 5.71% as market rates continued to decline. The average balance of securities decreased 13.6% to $34.1 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, and the average yield decreased 55 basis points.

Interest Expense. Interest expense increased $48,000, or 15.6%, to $354,000 for the three months ended June 30, 2015 from $307,000 for the three months ended June 30, 2014. The increase was caused by an increase in interest expense on deposits, which increased $116,000, or 52.4%, to $337,000 for the three months ended June 30, 2015 from $221,000 for the three months ended June 30, 2014, partially offset by a decrease in interest expense on borrowings. Interest on borrowings decreased $68,000, or 79.2%, to $18,000 for the three months ended June 30, 2015 from $86,000 for the three months ended June 30, 2014 despite a 192.9% increase in average balances due to the replacement of longer-term, higher rate borrowings with shorter term, lower rate borrowings in December 2014. Prepayment penalties of $532,000 were recognized in December 2014.

Interest paid on checking, money market and savings accounts increased $118,000, or 203.4%, to $176,000 for the three months ended June 30, 2015 from $58,000 for the three months ended June 30, 2014. The average rate we paid on such deposit accounts increased 25 basis points to 0.69% for the three months ended June 30, 2015 from 0.44% for the three months ended June 30, 2014 and the average balance increased $48.9 million, or 92.4%, to $101.7 million for the three months ended June 30, 2015 from $52.8 million for the three months ended June 30, 2014. The average rates we pay on these accounts is considerably higher in the Arizona market we entered with the Bank 1440 acquisition in August 2014.

Interest expense on borrowings decreased significantly due primarily to the prepayment of $6.4 million in long-term FHLB advances with average interest rates of 4.00% in December 2014. The average rate paid on borrowings decreased 362 basis points to 0.28% for the three months ended June 30, 2015 from 3.90% for the three months ended June 30, 2014. In 2015, we were able to fund loans with low cost, short-term borrowings as our average FHLB advances increased $17.1 million, or 192.9%, to $25.9 million for the three months ended June 30, 2015 from $8.8 million for the three months ended June 30, 2014.

(33)

Net Interest Income. Net interest income increased $1.2 million, or 83.3%, to $2.6 million for the three months ended June 30, 2015 from $1.4 million for the three months ended June 30, 2014, as a result of a higher balance of net interest-earning assets and a higher net interest rate spread. Our average net interest-earning assets increased by $15.6 million, or 79.6%, to $35.2 million for the three months ended June 30, 2015 from $19.6 million for the three months ended June 30, 2014 due primarily to the merger. Our net interest rate spread improved by 54 basis points to 4.28% for the three months ended June 30, 2015 from 3.74% for the three months ended June 30, 2014, as we carried 82.5% of our average interest-earning assets in loans, our highest yielding assets, for the three months ended June 30, 2015 compared to 68.3% in loans for the comparable quarter in 2014. This repositioning of our asset portfolio was achieved principally through the merger in August 2014, organic loan growth and sales of securities in December 2014 and early 2015, which were not completely replaced during reinvestment. Our cost of borrowings was reduced from 3.90% for the quarter ended June 30, 2014 to 0.28% for the quarter ended June 30, 2015 due to the prepayment of longer-term, higher rate FHLB advances in December 2014.

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

See “Asset Quality- Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $75,000 for the three months ended June 30, 2015, compared to $0 for the three months ended June 30, 2014. The provision for loan losses increased in the quarter ended June 30, 2015 as: (1) loans held for investment grew $5.8 million, or 3.2%, and (2) the percentage of commercial loans in the portfolio, which carry a higher risk than residential real estate loans, increased. In the quarter ended March 2015, one first mortgage loan with a balance of $932,000 was placed on nonaccrual status due to non-payment and an expected bankruptcy filing. A specific allowance in the amount of $331,000 was recorded to cover the difference between the loan balance and the estimated net sales value of the property.

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

Noninterest Income. Noninterest income increased $251,000, or 24.2%, to $1.3 million for the three months ended June 30, 2015 from $1.0 million for the three months ended June 30, 2014 due primarily to a higher volume of loan sales and related gains.

Gain on sale of loans increased $355,000, or 43.9%, to $1.2 million for the three months ended June 30, 2015 from $808,000 for the three months ended June 30, 2014 as the Company has continued to expand its secondary mortgage loan operation and sold its first SBA loan in calendar 2015. We sold $39.9 million of mortgage loans during the three months ended June 30, 2015 for a gain of $1.1 million, compared to $26.3 million of sales during the three months ended June 30, 2014 for a gain of $808,000. We realized a 2.92% average premium (gain on sale/sold loans) on the sales of mortgage loans for the second quarter of 2015 compared to 3.07% for 2014.  Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates. In the quarter ended June 30, 2015, we sold 75% of one SBA loan at a gain of $86,000 compared to no sales in the second quarter of 2014.

In the quarter ended June 30, 2015, we recognized no impairment or net gains on other real estate, compared to net gains of $56,000 in the same quarter of the previous year.

(34)

Noninterest Expense. Noninterest expense increased $828,000, or 31.1%, to $3.5 million for the three months ended June 30, 2015 from $2.7 million for the three months ended June 30, 2014 due primarily to higher salaries and benefits, occupancy, data processing fees, professional fees and other noninterest expense, partially offset by lower merger-related expenses. These increases in expenses resulted primarily from the acquisition of Bank 1440. Average assets for the quarter ended June 30, 2015 were 56.1% larger than the same quarter in the prior year.

Merger-related expenses decreased $334,000, or 98.4%, to $5,000 for the quarter ended June 30, 2015 compared to $339,000 in the quarter ended June 30, 2014.  Legal, consulting and data processing costs were the largest elements of merger-related expense.  Merger-related costs were being incurred over a year before the August 29, 2014 acquisition of Bank 1440.  The Company operated on two core operating systems and numerous other redundant ancillary systems from the August 29, 2014 merger date until late March 2015 when all the systems were converted.  The systems conversions are expected to result in enhanced operating efficiencies going forward. Internal costs incurred cannot be quantified and are therefore not included in merger-related expense.  The majority of merger-related expenses, totaling $801,000, were expensed in the six months ended December 31, 2014.  Material duplicative costs and exit fees from the old systems were expensed and classified as merger-related in our statement of operations as soon as those expense amounts were reasonably estimable and probable.  With the late March 2015 systems conversions, the Company has eliminated all duplicative systems.  The Company believes it will incur limited, if any, merger-related expenses in the future.

Provision for Income Taxes. No provision for income tax expense or income tax benefits were recorded for the three months ended June 30, 2015 and 2014. The Company had a pre-tax loss of $186,000 for the three months ended June 30, 2014 and no income tax benefit was recorded due to the inability to project future taxable income as was considered necessary to ensure utilization of those benefits in the future. The Company had pre-tax income of $362,000 for the three months ended June 30, 2015 and no provision for income tax (expense) was recorded due to net operating loss carry-forwards from prior periods available to offset that income.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General. The acquisition of Bank 1440 was consummated on August 29, 2014 and the material increase in assets from Bank 1440 makes direct comparisons between the two periods less meaningful. We had net income of $97,000 in the six months ended June 30, 2015, compared to a net loss of $623,000 for the six months ended June 30, 2014.

Interest Income. Interest income increased $2.3 million, or 67.5%, to $5.8 million for the six months ended June 30, 2015 from $3.5 million for the six months ended June 30, 2014. The increase was due to a 55.6% increase in average interest-earning assets and a 36 basis point increase in yields due primarily to improvement in mix as loans, our highest yielding assets, increased from 68.2% to 82.2% of average interest-earning assets. Interest and fees on loans increased $2.4 million, or 78.6%, to $5.5 million for the six months ended June 30, 2015, from $3.1 million for the six months ended June 30, 2014, partially offset by a $105,000, or 26.5%, decrease in interest income on available-for-sale securities. Interest income on loans increased due primarily to an 87.6% increase in average loan balances, due to both the merger and organic growth, partially offset by a 29 basis point decrease in loan yields from 6.00% to 5.71% as market rates continued to decline. The average balance of securities decreased 15.2% to $34.2 million for the six months ended June 30, 2015, compared to $40.4 million for the six months ended June 30, 2014 and the average yield decreased 26 basis points.

(35)

Interest Expense. Interest expense increased $69,000, or 11.1%, to $696,000 for the six months ended June 30, 2015 from $627,000 for the six months ended June 30, 2014. The increase was caused by an increase in interest expense on deposits, which increased $218,000, or 48.3%, to $670,000 for the six months ended June 30, 2015 from $452,000 for the six months ended June 30, 2014, partially offset by a decrease in interest expense on borrowings. Interest on borrowings decreased $148,000, or 84.7%, to $27,000 for the six months ended June 30, 2015 from $175,000 for the six months ended June 30, 2014 due to the replacement of longer-term, higher-rate borrowings with shorter-term borrowings, despite a 118.2% increase in average balances.

Interest paid on checking, money market and savings accounts increased $222,000, or 191.4%, to $338,000 for the six months ended June 30, 2015 from $116,000 for the six months ended June 30, 2014. The average rate we paid on such deposit accounts increased 22 basis points to 0.67% for the six months ended June 30, 2015 from 0.45% for the six months ended June 30, 2014 and the average balance increased $48.8 million, or 93.3%, to $101.0 million for the six months ended June 30, 2015 from $52.3 million for the six months ended June 30, 2014. The average rates we pay on these accounts is considerably higher in the Arizona market we entered with the Bank 1440 acquisition.

Interest expense on borrowings decreased significantly due primarily to the prepayment of $6.4 million in long-term FHLB advances with average interest rates of 4.00% in December 2014. The average rate paid on borrowings decreased 343 basis points to 0.26% for the six months ended June 30, 2015 from 3.69% for the six months ended June 30, 2014. In 2015, we were able to fund loans with low cost, short-term borrowings as our average FHLB advances increased $11.3 million, or 118.2%, to $20.9 million for the six months ended June 30, 2015 from $9.6 million for the six months ended June 30, 2014.

Net Interest Income. Net interest income increased $2.3 million, or 79.9%, to $5.1 million for the six months ended June 30, 2015 from $2.8 million for the six months ended June 30, 2014, as a result of a higher balance of net interest-earning assets and a higher net interest rate spread. Our average net interest-earning assets increased by $12.5 million, or 59.8%, to $33.5 million for the six months ended June 30, 2015 from $21.0 million for the six months ended June 30, 2014 due primarily to the merger and loan growth. Our net interest rate spread improved by 63 basis points to 4.29% for the six months ended June 30, 2015 from 3.66% for the six months ended June 30, 2014, as we carried 82.2% of our average interest-earning assets in loans, our highest yielding asset, for the six months ended June 30, 2015 compared to 68.2% in loans for the comparable period in 2014. This repositioning of our asset portfolio was achieved principally through the merger in August 2014, organic loan growth and sales of securities in December 2014 and early 2015, which were not completely replaced during reinvestment. Our cost of borrowings was reduced from 3.69% for the six months ended June 30, 2014 to 0.26% for the six months ended June 30, 2015 due to the prepayment of longer-term, higher rate FHLB advances in December 2014.

Provision for Loan Losses. We recorded a provision for loan losses of $175,000 for the six months ended June 30, 2015, compared to $0 for the six months ended June 30, 2014. The provision for 2015 was due to loan growth and a specific reserve added, partially offset by $186,000 in recoveries. In the six months ended June 30, 2015, one first mortgage loan with a balance of $932,000 was placed on nonaccrual status due to non-payment and an expected bankruptcy filing. A specific allowance in the amount of $331,000 was recorded to cover the difference between the loan balance and the estimated net sales value of the property. In addition, $186,000 in recoveries of previously charged-off loan balances was received in the six months ended June 30, 2015 compared to $30,000 in the six months ended June 30, 2014.

(36)

Noninterest Income. Noninterest income increased $323,000, or 18.3%, to $2.1 million for the six months ended June 30, 2015 from $1.8 million for the six months ended June 30, 2014 primarily due to a higher volume of loan sales and related gains, partially offset by a $200,000 impairment charge on other real estate in the six months ended June 30, 2015 compared to gains of $60,000 in the six months ended June 30, 2014.

Gain on sale of loans increased $675,000, or 49.0%, to $2.1 million for the six months ended June 30, 2015 from $1.4 million for the six months ended June 30, 2014 as the Company has continued to expand its secondary mortgage loan operation. We sold $69.1 million of mortgage loans during the six months ended June 30, 2015, compared to $46.4 million during the six months ended June 30, 2014. The average premium (gain on sale/sold loans) for 2015 was 2.97% compared to 2.96% for 2014. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates. In the six months ended June 30, 2015 we sold 75% of one SBA loan at a gain of $86,000 compared to no sales in the comparable period of 2014.

Noninterest Expense. Noninterest expense increased $1.7 million, or 32.5%, to $6.9 million for the six months ended June 30, 2015 from $5.2 million for the six months ended June 30, 2014 due primarily to higher salaries and benefits, occupancy, data processing fees, professional fees and other noninterest expense, partially offset by lower merger-related expenses. These increases in expenses resulted primarily from the acquisition of Bank 1440. Average assets for the six months ended June 30, 2015 were 52.8% larger than the six months ended June 30, 2014.

Merger-related expenses decreased $476,000, or 82.7%, to $100,000 for the six months ended June 30, 2015 compared to $576,000 for the six months ended June 30, 2014.

Provision for Income Taxes. No provision for income tax expense or income tax benefits were recorded for the six months ended June 30, 2015 and 2014. The Company had a pre-tax loss of $623,000 for the six months ended June 30, 2014 and no income tax benefit was recorded due to the inability to project future taxable income as was considered necessary to ensure utilization of those benefits in the future. The Company had pre-tax income of $97,000 for the six months ended June 30, 2015 and no provision for income tax expense was recorded due to net operating loss carry-forwards from prior periods available to offset that income.

(37)

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

Nonperforming Assets. The following table sets forth information regarding our nonperforming assets. In addition to the assets listed below, as of June 30, 2015 and December 31, 2014 we had $476,000 and $483,000 of accruing troubled debt restructurings, respectively. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates. The troubled debt restructurings as of June 30, 2015 consisted of one commercial real estate loan and at December 31, 2014 consisted of three commercial real estate loans and one commercial and industrial loan. As of June 30, 2015 and December 31, 2014, there were no specific allowances related to these loans, and at each date we had no commitments to lend additional amounts to those customers.

	At June 30,	At December 31,
	2015	2014
	(Dollars in Thousands)

Nonaccrual loans:
Real estate loans:
One-to-four-family residential	$1,131	$181
Commercial	-	617
Commercial and industrial loans	-	17
Consumer and other loans	-	-
Total loans	$1,131	$815

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans past due 90 days or more	1,131	815

Other real estate owned ("ORE"):
One-to-four-family residential	28	-
Commercial	620	820
Total real estate owned	648	820
Other nonperforming assets	-	-
Total nonperforming assets	$1,779	$1,635

Ratios:
Nonperforming loans to gross loans held for investment	0.60%	0.46%
Nonperforming assets to total assets	0.66%	0.66%
Nonperforming assets to gross loans held for investment and ORE	0.94%	0.92%

(38)

The nonperforming loans to gross loans held for investment increased due to the 38.8% increase in nonaccrual loans. In the six months ended June 30, 2015, one first mortgage loan with a balance of $932,000 was placed on nonaccrual due to non-payment and expected bankruptcy filing. A specific allowance in the amount of $331,000 was recorded to cover the difference between the loan balance and the estimated net sales value of the property. Also in the six month period, two nonaccrual commercial loans with recorded balances of $366,000 were paid in full. At June 30, 2015, the Company did not have any nonaccrual commercial loans.

Interest income that would have been recorded for the six months ended June 30, 2015, had nonaccruing loans been current according to their original terms amounted to $39,000. Of such amounts, $0 is related to troubled debt restructurings. We recognized no interest income on these nonaccrual loans for the six months ended June 30, 2015.

At June 30, 2015, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

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

(39)

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2015	2014
	(Dollars in Thousands)

Balance at beginning of period	$1,707	$1,733

Provision for loan losses	175	-

Charge-offs:
Residential real estate loans	-	(87)
Commercial real estate loans	-	-
Commercial and industrial loans	-	-
Consumer and other loans	-	(31)
Total charge-offs	-	(118)

Recoveries:
Residential real estate loans	2	-
Commercial real estate loans	184	30
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total recoveries	186	30
Net (charge-offs) recoveries	186	(88)

Balance at end of period	$2,068	$1,645

Allowance for loan losses to non- performing loans at end of period	182.87%	371.33%
Allowance for loan losses to total gross loans at end of period	1.10%	1.77%
Allowance for loan losses to total gross loans less acquired loans at end of period	1.61%	1.77%
Net (charge-offs) recoveries to average loans outstanding during the period (annualized)	0.19%	(0.17)%

The allowance for loan losses to nonperforming loans ratio decreased due to an increase in nonperforming loans. The allowance for loan losses to total loans ratio decreased due to the absence of any allowance for loan losses on loans acquired in the purchase of Bank 1440 as such loans were marked to market on the date of the acquisition, partially offset by recoveries recognized during the first six months of 2015. The decrease in the allowance for loan losses to total gross loans less acquired loans was due to improvement in the economy. The net (charge-offs) recoveries to average loans outstanding ratio improved due to recoveries recognized as a result of the payoff of one commercial real estate loan and one commercial business loan in the first six months of 2015 at amounts greater than our net carrying values.

(40)

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities.

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of June 30, 2015.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $19.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.9 million at June 30, 2015; however, securities carried at $3.2 million were pledged to secure public deposits. In addition, at June 30, 2015, we had the ability to borrow an additional $87.9 million from the Federal Home Loan Bank of Dallas. On that date, we had $27.5 million of advances outstanding.

At June 30, 2015, we had $20.1 million in loan commitments outstanding, and an additional $18.2 million in commitments to originate and sell mortgage loans. In addition, we had $5.6 million in unused lines of credit and $36,000 in commitments issued under standby letters of credit. Certificates of deposit due within one year as of June 30, 2015 totaled $39.6 million, or 18.8% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas or increase our deposits by offering higher interest rates.

Our primary investing activities are the origination of loans and the purchase of securities. In the six months ended June 30, 2015 and 2014, we originated $95.3 million and $64.7 million of loans, respectively, and purchased $9.7 million and $0 of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases of $9.2 million and $3.7 million in total deposits for the six months ended June 30, 2015 and 2014, respectively. The 2015 increase included a $6.3 million deposit received in a commercial noninterest bearing demand account at quarter end. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area. Wholesale deposits, which are generally not from our primary market areas, represented $19.1 million, or 9.0% of deposits at June 30, 2015. This included $17.2 million in QwickRate certificates of deposit. The majority of our wholesale deposits are time deposits with denominations between $200,000 and $250,000.

(41)

Federal Home Loan Bank advances increased by $15.0 million and decreased by $3.2 million for the six months ended June 30, 2015 and 2014, respectively.

In the first six months of 2015, we utilized proceeds from FHLB advances and excess liquid funds held at December 31, 2014 to fund new loan originations and the purchase of $9.7 million in available-for-sale securities. During 2014, we were able to decrease our borrowings as we used cash provided by loan repayments to fund our operations without negatively affecting our levels of liquidity.

Bank’34 is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015 and December 31, 2014, Bank’34 exceeded all regulatory capital requirements. Bank’34 is considered “well-capitalized” under regulatory guidelines.

(42)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

(43)

Item 6. Exhibits

3.1	Charter of Alamogordo Financial Corp. (1)
3.2	Bylaws of Alamogordo Financial Corp. (1)
3.3	Amendment to Bylaws of Alamogordo Financial Corp. (2)
3.4	Amendment to Bylaws of Alamogordo Financial Corp. (3)
10.1	Form of First Amendment to Bank’34 Deferred Compensation Arrangement for Jill Gutierrez, William P. Kauper and Jan R. Thiry
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Alamogordo Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Alamogordo Financial Corp. (File No. 333-92913), originally filed with the Securities and Exchange Commission on December 16, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K of Alamogordo Financial Corp. (File No. 000-29655), filed with the Securities and Exchange Commission on December 24, 2014.

(3)	Incorporated by reference to the Current Report on Form 8-K of Alamogordo Financial Corp. (File No. 000-29655), filed with the Securities and Exchange Commission on March 31, 2014.

(44)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMOGORDO FINANCIAL CORP.

Date: July 30, 2015	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer

Date: July 30, 2015	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer

(45)