Form 10-Q
period 2015-09-30
ALAMOGORDO FINANCIAL CORP
filed 2015-11-02
CIK 1100542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Shares of the Registrant’s common stock, par value $0.10 per share, issued and outstanding as of November 2, 2015 were 1,679,500.

Alamogordo Financial Corp.
FORM 10-Q

Item 1. Financial Statements

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Cash and due from banks	$3,779,919	$12,708,542
Interest-bearing deposits with banks	7,330,000	2,115,431
Total cash and cash equivalents	11,109,919	14,823,973

Loans held for investment	196,974,084	175,697,082
Allowance for loan losses	(1,853,796)	(1,707,282)
Loans held for investment, net	195,120,288	173,989,800

Loans held for sale	12,284,189	9,429,090
Available-for-sale securities	30,488,960	29,017,912
Other real estate	418,000	820,000
Premises and equipment, net	9,918,790	10,031,492
Stock in financial institutions	1,545,847	1,905,935
Accrued interest receivable	703,693	655,201
Bank owned life insurance	5,321,899	5,223,189
Core deposit intangible	384,323	465,168
Prepaid and other assets	773,395	592,225

TOTAL ASSETS	$268,069,303	$246,953,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$27,517,532	$17,975,857
Savings and NOW deposits	108,515,633	100,574,790
Time deposits	76,174,075	83,388,039
Total deposits	212,207,240	201,938,686

Federal Home Loan Bank advances	23,500,000	12,500,000
Escrows	398,005	271,141
Accrued interest and other liabilities	2,287,367	2,907,827
Total liabilities	238,392,612	217,617,654

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.10 par value; 20,000,000 shares authorized, 1,685,132 issued, 1,679,500 outstanding at September 30, 2015 and December 31, 2014, respectively	168,513	168,552
Additional paid-in capital	9,713,749	9,714,459
Retained earnings	20,310,150	20,084,266
Accumulated other comprehensive loss	(74,459)	(148,446)
Treasury stock, at cost; 5,632 shares	(139,332)	(139,332)
Unearned employee stock ownership plan (ESOP) shares	(301,930)	(343,168)
Total stockholders’ equity	29,676,691	29,336,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,069,303	$246,953,985

See accompanying notes.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest income
Interest and fees on loans	$2,925,824	$1,772,820	$8,396,366	$4,836,045
Interest on securities	106,597	209,156	399,409	607,351
Interest on other interest-earning assets	7,772	5,462	60,321	16,888
Total interest income	3,040,193	1,987,438	8,856,096	5,460,284

Interest expense
Interest on deposits	339,220	260,162	1,008,730	711,830
Interest on borrowings	19,516	91,660	46,248	266,766
Total interest expense	358,736	351,822	1,054,978	978,596

Net interest income	2,681,457	1,635,616	7,801,118	4,481,688
Provision for loan losses	125,000	-	300,000	-

Net interest income after provision for loan losses	2,556,457	1,635,616	7,501,118	4,481,688

Noninterest income
Gain on sale of loans	1,180,097	976,248	3,231,290	2,352,849
Service charges and fees	77,239	50,804	187,771	201,167
Impairments of other real estate, net of gain on sale	(205,863)	-	(405,863)	60,332
Gain on sale of securities	20,214	-	6,414	28,730
Bank owned life insurance income	33,267	35,648	98,709	106,191
Bargain purchase gain	-	2,898,847	-	2,898,847
Other	30,511	50,594	109,243	133,232
Total noninterest income	1,135,465	4,012,141	3,227,564	5,781,348

Noninterest expense
Salaries and benefits	2,059,732	1,561,595	5,894,934	4,277,479
Occupancy	367,259	323,257	1,201,738	870,296
Data processing fees	446,072	181,941	1,180,625	593,228
FDIC and other insurance expense	66,196	47,899	177,454	191,719
Professional fees	200,538	101,751	657,331	354,097
Merger-related expenses	-	311,441	99,577	887,644
Advertising	68,866	34,559	172,087	105,103
Net other real estate expenses	521	12,310	14,275	31,120
Other	354,325	347,522	1,104,777	850,257
Total noninterest expense	3,563,509	2,922,275	10,502,798	8,160,943

Income before income taxes	128,413	2,725,482	225,884	2,102,093
Provision for income taxes	-	-	-	-

NET INCOME	128,413	2,725,482	225,884	2,102,093

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	127,844	(132,492)	73,987	382,679

COMPREHENSIVE INCOME	$256,257	$2,592,990	$299,871	$2,484,772

Earnings per common share:
Basic	$0.08	$1.89	$0.13	$1.55
Diluted	$0.08	$1.89	$0.13	$1.55

See accompanying notes.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

				Accumulated
		Additional		Other		Unearned	Total
	Common	Paid-In	Retained	Comprehensive	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	Loss	Stock	Shares	Equity

BALANCE, December 31, 2013	$132,411	$4,073,845	$19,758,682	$(1,064,798)	$(484,406)	$-	$22,415,734

Net income	-	-	2,102,093	-	-	-	2,102,093
Unrealized gain on available-for-sale securities	-	-	-	382,679	-	-	382,679
Unearned/unallocated ESOP Shares	-	-	-	-	-	(160,895)	(160,895)
Amortization of ESOP award	-	(5,137)	-	-	-	34,802	29,665
Sale of treasury shares to ESOP	-	(117,303)	-	-	345,074	(227,771)	-
Issuance of common stock in merger	36,063	5,747,365	-	-	-	-	5,783,428
Other	-	17,044	-	-	-	-	17,044

BALANCE, September 30, 2014	$168,474	$9,715,814	$21,860,775	$(682,119)	$(139,332)	$(353,864)	$30,569,748

BALANCE, December 31, 2014	$168,552	$9,714,459	$20,084,266	$(148,446)	$(139,332)	$(343,168)	$29,336,331

Net income	-	-	225,884	-	-	-	225,884
Unrealized gain on available-for-sale securities	-	-	-	73,987	-	-	73,987
Amortization of ESOP award	-	(749)	-	-	-	41,238	40,489
Other	(39)	39	-	-	-	-	-

BALANCE, September 30, 2015	$168,513	$9,713,749	$20,310,150	$(74,459)	$(139,332)	$(301,930)	$29,676,691

See accompanying notes.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities
Net income	$225,884	$2,102,093
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	481,459	382,150
Stock dividend on financial institution stock	(6,112)	-
Impairments of other real estate, net of (gain) loss on sale	405,863	(60,332)
Amortization of premiums and discounts on securities, net	470,861	442,401
Non-cash element of ESOP expense	40,489	29,665
Amortization of core deposit intangible	80,845	-
Bargain purchase gain	-	(2,898,847)
Gain on sale of available-for-sale securities	(6,414)	(28,730)
Gain on sale of loans	(3,231,290)	(2,352,849)
Proceeds from sale of loans held for sale	111,895,180	70,985,257
Funding of loans held for sale	(110,106,173)	(72,210,601)
Provision for loan losses	300,000	-
Earnings on bank-owned life insurance	(98,709)	(106,191)
Changes in operating assets and liabilities:
Accrued interest receivable	(48,492)	68,977
Income taxes receivable	-	310,331
Prepaid and other assets	(181,172)	(7,346)
Accrued interest and other liabilities	(620,459)	404,287
Other	23,365	54,859
Net cash used for operating activities	(374,875)	(2,884,876)

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	5,081,993	4,185,331
Proceeds from sales of available-for-sale securities	2,799,336	2,054,999
Purchases of available-for-sale securities	(9,742,836)	-
Funding of ESOP	-	(106,919)
Net (increase) decrease in loans held for investment	(22,894,381)	(2,788,933)
Purchases of premises and equipment	(368,756)	(16,988)
Redemption (purchases) of stock in financial institutions	366,200	(88,315)
Net proceeds from sales of other real estate	24,454	570,889
Cash paid for acquisition	-	(3,804,414)
Cash received for acquisition	-	2,208,730
Net cash (used for) provided by investing activities	(24,733,990)	2,214,380

Cash flows from financing activities
Net increase in deposits	10,268,554	(1,800,785)
Net increase in escrows	126,257	109,231
Net increase in Federal Home Loan Bank advances	11,000,000	4,246,886
Net cash provided by financing activities	21,394,811	2,555,332

Net increase in cash and cash equivalents	(3,714,054)	1,884,836

Cash and cash equivalents, beginning of period	14,823,973	7,014,150

Cash and cash equivalents, end of period	$11,109,919	$8,898,986

Supplemental disclosures:
Interest paid on deposits and advances	$1,059,325	$966,776
Income taxes paid	-	(310,331)
Noncash investing and financing activities:
Transfers of loans to other real estate	28,317	81,518
Sale of treasury shares to ESOP	-	345,074

See accompanying notes.

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Alamogordo Financial Corp. (the “Company”) is a savings and loan holding company that owns 100% of Bank’34 (the “Bank”). On June 30, 2008, the Bank changed its name from Alamogordo Federal Savings and Loan Association to Bank’34. Alamogordo Financial Corp. was incorporated on April 30, 1997 and is a majority-owned subsidiary of AF Mutual Holding Company. As of September 30, 2015, AF Mutual Holding Company owned 54.7% of the Company's outstanding shares of common stock.

The Company completed its acquisition of Bank 1440 on August 29, 2014. Merger consideration was $9.6 million, including $3.8 million in cash and 360,635 shares of Alamogordo Financial Corp. common stock valued at $5.8 million. In the merger, the Company received assets valued at $88.3 million and assumed liabilities of $75.8 million. The transaction resulted in an increase in stockholders’ equity of $8.7 million, including $5.8 million due to the fair value of shares issued and the $2.9 million bargain purchase gain recorded in the consolidated statements of comprehensive income.

The consolidated financial statements of the Company at September 30, 2015 (unaudited) and for the three and nine months ended September 30, 2015 and 2014 (unaudited) have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry. However, in management’s opinion, the interim data at September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position and the results of operations in the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico and Scottsdale and Peoria, Arizona. The Bank opened a loan production office in El Paso, Texas in the first quarter of 2015.

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

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

Provision for Income Taxes - No provision for income taxes was recorded for the three and nine months ended September 30, 2015 and 2014. The Company had pre-tax income for all periods presented and no provision for income taxes was recorded due to net operating loss carry-forwards from prior periods available to offset that income.

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

Recent Accounting Pronouncements – In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Statement of Net Assets Acquired at Fair Value:

ASSETS
Cash and due from banks	$2,208,730
Available-for-sale securities	17,365,877
Loans held for investment, net	67,383,915
Premises and equipment, net	326,428
Core deposit intangible	502,000
Accrued interest receivable and other assets	482,354
Total assets	$88,269,304	$88,269,304

LIABILITIES
Deposits	$75,504,917
Federal Home Loan Bank advances	-
Accrued interest and other liabilities	290,966
Total liabilities	$75,795,883	(75,795,883)

Net identifiable assets acquired		12,473,421
Total purchase price		(9,574,574)
Bargain purchase gain		$2,898,847

Only one month of Bank 1440’s results of operations are included in the Company’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 since the merger was completed in late August 2014.

Merger-related charges of $100,000 and $888,000 were recorded in the Company’s consolidated statements of comprehensive income as noninterest expense for the nine months ended September 30, 2015 and 2014, respectively, and include incremental costs to integrate the operations of the Company and Bank 1440. Such expenses were for professional services including legal fees, costs related to termination of existing contractual arrangements for various services and other costs. Core operating systems were converted in March 2015.

The following table provides the unaudited pro forma information for the results of operations for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 as if the acquisition had occurred January 1, 2014. These adjustments include the impact of certain purchase accounting adjustments including accretion of loan discounts, core deposit intangible amortization, fixed asset depreciation and deposit premium amortization. In addition, the merger expenses previously discussed are included in each period presented. The Company expects to achieve operating cost savings and other business synergies as a result of the acquisition, which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined corporation that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Pro Forma Results of Operations

	In thousands
	Nine Months Ended September 30,
	2015	2014

Total revenue, net of interest expense	$11,029	$12,259
Net income	$226	$2,220

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

NOTE 3 – DEBT SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent at September 30, 2015 and December 31, 2014. The following table provides the carrying amount of securities and their approximate fair values.

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2015
Available-for-sale securities
Mortgage-backed securities	$24,936,804	$96,715	$(207,211)	$24,826,308
U.S. Government agencies	3,716,743	43,618	(19,199)	3,741,162
Municipal obligations	1,909,873	15,609	(3,992)	1,921,490

	$30,563,420	$155,942	$(230,402)	$30,488,960

December 31, 2014
Available-for-sale securities
Mortgage-backed securities	$21,797,221	$72,984	$(142,394)	$21,727,811
U.S. Government agencies	4,925,972	4,355	(73,798)	4,856,529
Municipal obligations	2,443,165	9,059	(18,652)	2,433,572

	$29,166,358	$86,398	$(234,844)	$29,017,912

Proceeds from the sale of available-for-sale securities and resulting net gains were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Proceeds from sale	$513,136	$-	$2,799,336	$2,054,999
Gains, net	$20,214	$-	$6,414	$28,730

Amortized cost and fair value of securities by contractual maturity as of September 30, 2015 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their actual contractual maturities because of principal prepayments. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at September 30, 2015 were as follows:

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one to five years	26,741,357	26,678,973
Due after five to ten years	3,822,063	3,809,987
Due after ten years	-	-

Totals	$30,563,420	$30,488,960

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

At September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government, its agencies and U.S. Government-Sponsored Enterprises (GSEs) in an amount greater than 10% of stockholders’ equity.

At September 30, 2015, mortgage-backed securities included collateralized mortgage obligations of $6.2 million, which are backed by one-to-four family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position. At September 30, 2015, 94% of the securities held by the Company were issued by U.S. Government-sponsored enterprises and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015 or December 31, 2014.

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$11,835,136	$(124,279)	$6,735,690	$(82,932)	$18,570,826	$(207,211)
U.S. Government agencies	-	-	1,506,929	(19,199)	1,506,929	(19,199)
Municipal obligations	301,412	(3,992)	-	-	301,412	(3,992)

Total temporarily impaired securities	$12,136,548	$(128,271)	$8,242,619	$(102,131)	$20,379,167	$(230,402)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$12,923,685	$(142,394)	$-	$-	$12,923,685	$(142,394)
U.S. Government agencies	3,969,042	(73,798)	-	-	3,969,042	(73,798)
Municipal obligations	1,300,632	(18,652)	-	-	1,300,632	(18,652)

Total temporarily impaired securities	$18,193,359	$(234,844)	$-	$-	$18,193,359	$(234,844)

Loans and securities of approximately $119.9 million at September 30, 2015 were pledged to secure FHLB advances. In addition, securities carried at approximately $3.0 million at September 30, 2015 were pledged to secure public deposits.

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$151,186,975	76.5%	$129,948,473	73.7%
Residential real estate	31,125,404	15.7%	32,959,380	18.7%
Commercial and industrial	9,807,878	5.0%	8,594,344	4.9%
Consumer and other	5,560,295	2.8%	4,816,230	2.7%
Total gross loans	197,680,552	100.0%	176,318,427	100.0%
Unamortized loan fees	(706,468)		(621,345)
Loans held for investment	196,974,084		175,697,082
Allowance for loan losses	(1,853,796)		(1,707,282)

Loans held for investment, net	$195,120,288		$173,989,800

At September 30, 2015 and December 31, 2014, commercial real estate loans include construction loans of $13.4 million and $13.0 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans:

	As of September 30, 2015
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,258,884	523,336	42,587	28,989	1,853,796

Total	$1,258,884	$523,336	$42,587	$28,989	$1,853,796

Gross loans
Ending balance: individually evaluated for impairment	$1,855,354	$1,138,968			$2,994,322
Ending balance: collectively evaluated for impairment	149,331,621	29,986,436	9,807,878	5,560,295	194,686,230
Total	$151,186,975	$31,125,404	$9,807,878	$5,560,295	$197,680,552

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	As of December 31, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,125,491	387,801	177,820	16,170	1,707,282

Total	$1,125,491	$387,801	$177,820	$16,170	$1,707,282

Gross loans
Ending balance: individually evaluated for impairment	$2,512,377	$491,780	$16,796	$-	$3,020,953
Ending balance: collectively evaluated for impairment	127,436,096	32,467,600	8,577,548	4,816,230	173,297,474
Total	$129,948,473	$32,959,380	$8,594,344	$4,816,230	$176,318,427

The following is a summary of activities for the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Beginning balance	$2,068,148	$1,644,550	$1,707,282	$1,733,097

Provision for loan losses	125,000	-	300,000	-

Charge-offs:
Commercial real estate	-	-	-	-
Residential real estate	(339,352)	-	(339,352)	(86,710)
Consumer and other	-	(722)	(160)	(32,412)
Total charge-offs	(339,352)	(722)	(339,512)	(119,122)

Recoveries:
Commercial real estate	-	1,264	183,546	30,964
Residential real estate	-	23,089	2,400	23,089
Consumer and other	-	400	80	553
Total recoveries	-	24,753	186,026	54,606
Net (charge-offs) recoveries	(339,352)	24,031	(153,486)	(64,516)

Ending balance	$1,853,796	$1,668,581	$1,853,796	$1,668,581

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Nonperforming Assets – The following table presents an aging analysis of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. As of September 30, 2015 and December 31, 2014, all loans past due 90 days or more are no longer accruing interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables
September 30, 2015
Commercial real estate	$-	$-	$-	$-	$151,186,975	$151,186,975
Residential real estate	-	265,295	641,263	906,558	30,218,846	31,125,404
Commercial and industrial	-	-	-	-	9,807,878	9,807,878
Consumer and other	-	-	-	-	5,560,295	5,560,295

Totals	$-	$265,295	$641,263	$906,558	$196,773,994	$197,680,552

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables
December 31, 2014
Commercial real estate	$-	$894,137	$-	$894,137	$129,054,336	$129,948,473
Residential real estate	945,427	149,832	113,239	1,208,498	31,750,882	32,959,380
Commercial and industrial	-	-	-	-	8,594,344	8,594,344
Consumer and other	-	-	-	-	4,816,230	4,816,230

Totals	$945,427	$1,043,969	$113,239	$2,102,635	$174,215,792	$176,318,427

The following table sets forth nonaccrual loans and other real estate (ORE) at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Nonaccrual loans
Commercial real estate	$-	$616,605
Residential real estate	803,625	181,284
Commercial and industrial	-	16,795
Consumer and other	-	-
Total nonaccrual loans	803,625	814,684
Other real estate (ORE)	418,000	820,000

Total nonperforming assets	$1,221,625	$1,634,684

Nonperforming assets to gross loans held for investment and ORE	0.62%	0.92%
Nonperforming assets to total assets	0.46%	0.66%

Other real estate at September 30, 2015 and December 31, 2014 consisted of one commercial property. At September 30, 2015, the recorded investment in residential real estate loans that is in the process of foreclosure according to local jurisdiction requirements was $593,000.

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Credit Quality Indicators – The following tables represent the credit exposure by internally assigned grades at September 30, 2015 and December 31, 2014. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	As of September 30, 2015
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$147,104,724	$29,838,319	$9,807,878	$5,560,295	$192,311,216
Special mention	2,226,897	148,117	-	-	2,375,014
Substandard	1,855,354	1,138,968	-	-	2,994,322
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$151,186,975	$31,125,404	$9,807,878	$5,560,295	$197,680,552

	As of December 31, 2014
	Commercial	Residential	Commercial	Consumer and
	Real Estate	Real Estate	and Industrial	Other	Total

Grade
Pass	$126,864,801	$32,382,072	$8,577,548	$4,816,230	$172,640,651
Special mention	571,294	85,528	-	-	656,823
Substandard	2,512,377	491,780	16,795	-	3,020,953
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$129,948,473	$32,959,380	$8,594,344	$4,816,230	$176,318,427

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

During the nine months ended September 30, 2015 and 2014, no interest income was recognized on these loans subsequent to their classification as impaired.

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

As of September 30, 2015
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$-	$-	$-	$-
Residential real estate	803,625	803,625	-	1,131,738
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

With an allowance recorded:
Residential real estate	$-	$-	$-	$-

Total:
Commercial real estate	$-	$-	$-	$-
Residential real estate	803,625	803,625	-	1,131,738
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

	As of December 31, 2014
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$1,099,680	$1,099,680	$-	$1,103,367
Residential real estate	181,284	181,284	-	186,279
Commercial and industrial	16,795	16,795	-	16,795
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$1,099,680	$1,099,680	$-	$1,103,367
Residential real estate	181,284	181,284	-	186,279
Commercial and industrial	16,795	16,795	-	16,795
Consumer and other	-	-	-	-

Certain loans within the Company’s loan and real estate owned portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at September 30, 2015 and December 31, 2014.

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Troubled Debt Restructurings – Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, the Bank has granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, rates, or a combination of the two. All troubled debt restructurings placed on nonaccrual status must show no less than six months of repayment performance by the borrower in accordance with contractual terms to return to accrual status. Once a loan has been identified as a troubled debt restructuring, it will generally continue to be reported as such until the loan is paid in full. However, a troubled debt restructuring that is performing in accordance with its modified terms for at least one year and yielded a market rate of interest at the time of restructuring may be removed from such classification.

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Principal Net of Charge-offs

September 30, 2015
Commercial real estate	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-

Totals	-	$-	$-	$-

December 31, 2014
Commercial real estate	3	$1,016,728	$1,137,660	$963,844
Residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	16,795
Consumer and other	-	-	-	-

Totals	4	$1,115,768	$1,250,712	$980,639

There were no troubled debt restructurings as of September 30, 2015. The troubled debt restructurings (post-modification) at December 31, 2014 were the result of adding real estate taxes to the loans, along with legal costs related to bankruptcies. There were no allocated specific allowances related to these credits and there were no commitments to lend additional amounts to these customers as of December 31, 2014.

During the nine months ended September 30, 2015, no loans were modified as a troubled debt restructurings and the three commercial real estate loans and one commercial business loan classified as troubled debt restructurings at December 31, 2014 were paid off.

During the nine months ended September 30, 2014, there was one commercial real estate loan of $83,000 modified as a troubled debt restructuring. This restructuring was not in default during the nine months ended September 30, 2014.

Nonaccrual troubled debt restructurings as of December 31, 2014 amounted to $498,000.

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

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 5 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of the core deposit intangible is as follows:

	September 30,	December 31,
	2015	2014

Gross carrying value	$502,000	$502,000
Less accumulated amortization	(117,677)	(36,832)

Core deposit intangible	$384,323	$465,168

Amortization of the core deposit intangible began in September 2014 and was $81,000 and $9,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Financial instruments whose contractual amounts represent off-balance-sheet credit risk are as follows as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Commitments to originate and sell mortgage loans	$19,089,551	$9,426,644
Commitments to extend credit	15,939,554	19,319,363
Unused lines of credit	4,600,375	4,319,272
Standby letters of credit	35,849	71,579

Totals	$39,665,329	$33,136,858

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

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

Effective January 1, 2015, regulatory capital rules promulgated under Basel III established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set a uniform 4.0% leverage ratio regardless of examination rating, increase the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures (excludes residential mortgages), that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in at 0.625% per year beginning January 1, 2016 and ending January 1, 2019, when the full 2.5% capital conservation buffer requirement will be effective.

Management believes, as of September 30, 2015 and December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval or non-objection.

As of September 30, 2015 and December 31, 2014, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2015:
(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$31,414	16.58%	$15,157	≥8.00%	$18,946	≥10.00%

Tier I Capital (to Risk-Weighted Assets)	$29,560	15.60%	$11,368	≥6.00%	$15,157	≥8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$29,560	15.60%	$8,526	≥4.50%	$12,315	≥6.50%

Tier I Capital (to Average Assets)	$29,560	11.18%	$10,574	≥4.00%	$13,217	≥5.00%

As of December 31, 2014: (Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$30,574	17.09%	$14,313	≥8.00%	$17,891	≥10.00%

Tier I Capital (to Risk-Weighted Assets)	$28,867	16.13%	$7,157	≥4.00%	$10,735	≥6.00%

Tier I Capital (to Average Assets)	$28,867	11.68%	$9,887	≥4.00%	$12,359	≥5.00%

NOTE 8 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at September 30, 2015 and December 31, 2014.

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

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

The following table sets forth by level, within the fair value hierarchy, the Bank’s assets at fair value as of the dates indicated:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

September 30, 2015
Recurring basis
Mortgage-backed securities	$-	$24,826,308	$-	$24,826,308
U.S. Government agencies	-	3,741,162	-	3,741,162
Municipal obligations	-	1,921,490	-	1,921,490
Nonrecurring basis
Loans held for sale	-	12,284,189	-	12,284,189
Other real estate	-	-	418,000	418,000
Impaired loans	-	-	803,625	803,625

Totals	$-	$42,773,149	$1,221,625	$43,994,774

December 31, 2014
Recurring basis
Mortgage-backed securities	$-	$21,727,811	$-	$21,727,811
U.S. Government agencies	-	4,856,529	-	4,856,529
Municipal obligations	-	2,433,572	-	2,433,572
Nonrecurring basis
Loans held for sale	-	9,429,090	-	9,429,090
Other real estate	-	-	820,000	820,000
Impaired loans	-	-	1,297,759	1,297,759

Totals	$-	$38,447,002	$2,117,759	$40,564,761

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

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014.

	September 30, 2015
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$3,780	$3,780	$3,780	$-	$-
Interest-bearing deposits with banks	7,330	7,330	7,330	-	-
Available-for-sale securities	30,489	30,489	-	30,489	-
Loans held for sale	12,284	12,284	-	12,284	-
Loans held for investment, net	195,120	198,456	-	-	198,456
Stock in financial institutions	1,546	1,546	-	1,546	-

Financial liabilities:
Demand, savings and NOW deposits	$136,033	$135,217	$135,217	$-	$-
Time deposits	76,174	76,126	-	76,126	-
Federal Home Loan Bank advances	23,500	23,506	-	23,506	-

	December 31, 2014
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$12,709	$12,709	$12,709	$-	$-
Interest-bearing deposits with banks	2,115	2,115	$2,115	-	-
Available-for-sale securities	29,018	29,018	-	29,018	-
Loans held for sale	9,429	9,429	-	9,429	-
Loans held for investment, net	173,990	175,417	-	-	175,417
Stock in financial institutions	1,906	1,906	-	1,906	-

Financial liabilities:
Demand, savings and NOW deposits	$118,551	$117,285	$117,285	$-	$-
Time deposits	83,388	83,571	-	83,571	-
Federal Home Loan Bank advances	12,500	12,503	-	12,503	-

ALAMOGORDO FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. All ESOP shares, including those not yet committed to be released or allocated to participants, are considered outstanding. The calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2015 and 2014 excludes 18,020 and 21,420 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive as the weighted average price of those options exceeds the weighted average market price for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$128,413	$2,725,482	$225,884	$2,102,093

Weighted-average shares outstanding	1,679,500	1,443,903	1,679,500	1,357,882

Earnings per common share:
Basic	$0.08	$1.89	$0.13	$1.55
Diluted	$0.08	$1.89	$0.13	$1.55

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Merger

The Company completed its acquisition of Bank 1440 on August 29, 2014. Merger consideration was $9.6 million, including $3.8 million in cash and 360,635 shares of Alamogordo Financial Corp. common stock valued at $5.8 million. In the merger, the Company received assets valued at $88.3 million and assumed liabilities of $75.8 million. The transaction resulted in an increase in stockholders’ equity of $8.7 million, including $5.8 million due to the fair value of shares issued and the $2.9 million bargain purchase gain recorded in the consolidated statements of comprehensive income.

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

Other-Than-Temporary Impairment. In estimating other-than-temporary impairment of investment securities, securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the investment security prior to an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income.

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

Average Balance Sheets

The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income.

	Three Months Ended September 30,
	2015			2014
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$203,426	2,926	5.71%	$123,013	$1,773	5.72%
Interest-earning deposits	7,486	4	0.21	9,486	5	0.21
Securities	31,860	107	1.33	44,169	208	1.87
Federal Home Loan Bank stock	1,146	3	1.04	489	1	0.81
Other	380	0	0.00	206	-	0.00
Total interest-earning assets	244,298	3,040	4.94	177,363	1,987	4.44
Noninterest-earning assets	19,214			17,262
Total assets	$263,512			$194,625

Interest-bearing liabilities:
Checking, money market and savings accounts	$105,231	180	0.68	$68,837	$94	0.54
Certificates of deposit	76,886	159	0.82	73,020	166	0.90
Total deposits	182,117	339	0.74	141,857	260	0.73
Advances from FHLB of Dallas	22,500	20	0.34	10,254	92	3.56
Total interest-bearing liabilities	204,617	359	0.70	152,111	352	0.92
Non-interest bearing deposits	26,807			15,027
Non-interest bearing liabilities	2,460			2,156
Total liabilities	233,884			169,294
Stockholders' equity	29,628			25,331
Total liabilities and stockholders' equity	$263,512			$194,625

Net interest income		$2,681			$1,635
Net interest rate spread (2)			4.24%			3.52%
Net interest-earning assets (3)	$39,680			$25,252
Net interest margin (4)			4.35%			3.66%
Average interest-earning assets to average interest- bearing liabilities			119.39%			116.60%

(1)	Ratios have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2015			2014
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$196,680	$8,396	5.71%	$109,756	$4,836	5.89%
Interest-earning deposits	6,452	11	0.23	7,794	11	0.19
Securities	33,443	399	1.60	41,664	607	1.95
Federal Home Loan Bank stock	1,094	36	4.36	547	3	0.73
Other	549	14	3.46	205	3	1.95
Total interest-earning assets	238,218	8,856	4.97	159,967	5,460	4.56
Noninterest-earning assets	18,811			15,742
Total assets	$257,029			$175,709

Interest-bearing liabilities:
Checking, money market and savings accounts	$102,439	$519	0.68	$57,846	$210	0.49
Certificates of deposit	78,803	490	0.83	69,916	502	0.96
Total deposits	181,242	1,009	0.74	127,763	712	0.74
Advances from FHLB of Dallas	21,426	46	0.29	9,802	266	3.63
Total interest-bearing liabilities	202,668	1,055	0.70	137,565	978	0.95
Non-interest bearing deposits	22,463			12,886
Non-interest bearing liabilities	2,498			1,863
Total liabilities	227,629			152,314
Stockholders' equity	29,400			23,395
Total liabilities and stockholders' equity	$257,029			$175,709

Net interest income		$7,801			$4,482
Net interest rate spread (2)			4.27%			3.61%
Net interest-earning assets (3)	$35,550			$22,403
Net interest margin (4)			4.38%			3.75%
Average interest-earning assets to average interest-bearing liabilities			117.54%			116.29%

(1)	Ratios have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Cash and cash equivalents decreased $3.7 million, or 25.1%, to $11.1 million at September 30, 2015 from $14.8 million at December 31, 2014. The decrease was due primarily to extra liquid funds held on December 31, 2014 as a result of December securities sales that were not reinvested in replacement securities until January 2015.

Loans held for investment increased $21.1 million, or 12.1%, in the nine months ended September 30, 2015, due to organic growth, primarily in our Arizona market. Commercial real estate loans increased $21.2 million to $151.2 million, which represented an increase from 73.7% of the gross loan portfolio to 76.5% while residential real estate loans decreased from 18.7% of the portfolio to 15.7%. The residential mortgage loan portfolio also experienced run-off as the Bank continued to focus on the secondary mortgage lending program whereby new loans were originated and sold, recognizing a gain on sale, as opposed to being held in the portfolio.

Loans held for sale at September 30, 2015 totaled $12.3 million. We sell a significant majority of our newly originated residential mortgage loans in the secondary market. At December 31, 2014, loans held for sale totaled $9.4 million. The balances at any date vary based upon the timing and volume of current loan originations and sales.

Available for sale securities increased $1.5 million during the nine months ended September 30, 2015, as the Bank completed a balance sheet repositioning begun in December 2014 by purchasing mortgage-backed securities in January 2015, including collateralized mortgage obligations. No securities have been purchased since January 2015.

Other real estate decreased $402,000 to $418,000 at September 30, 2015, primarily as a result of $406,000 in write-downs on one property secured by commercial real estate.

Deposits increased $10.3 million for the nine months ended September 30, 2015 with increases of $9.5 million in demand deposits and $7.9 million in savings and NOW deposits partially offset by a $7.2 million decrease in time deposits. The Company has been allowing certain certificates of deposit to run off at maturity to improve the deposit mix and reduce the cost of funds. Time deposits as a percent of total deposits decreased from 41.3% at December 31, 2014 to 35.9% at September 30, 2015 as demand deposit balances increased from 8.9% to 13.0%. The Company has concentrated on increasing commercial business accounts. Wholesale deposits increased $1.8 million from December 31, 2014 to September 30, 2015. At September 30, 2015, wholesale deposits were $19.1 million, including $16.9 million in QwickRate certificates of deposit, compared to $17.3 million and $15.2 million at December 31, 2014, respectively. The majority of our wholesale deposits are time deposits with denominations between $200,000 and $250,000.

Federal Home Loan Bank advances increased $11.0 million to $23.5 million at September 30, 2015 from $12.5 million at December 31, 2014. Short term borrowings at favorable rates are being used to fund loans held for sale. The Company prepaid $6.4 million in long-term FHLB advances at rates averaging 4.0% in December 2014 and replaced them in January 2015 with short-term, lower rate advances.

Total stockholders’ equity increased $340,000, or 1.2%, to $29.7 million at September 30, 2015 from $29.3 million at December 31, 2014. The increase was due primarily to net income of $226,000 and a $74,000 decrease in unrealized losses on available for sale securities.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. The acquisition of Bank 1440 was consummated on August 29, 2014 and the material increase in assets from Bank 1440 makes direct comparisons between the two periods less meaningful. The Company had net income of $128,000 in the three months ended September 30, 2015, compared to $2.7 million for the three months ended September 30, 2014. In the September 2014 quarter, a bargain purchase gain of $2.9 million was recorded. We incurred no out-of-pocket merger-related expenses in the quarter ended September 30, 2015, compared to $311,000 of such expenses in the quarter ended September 30, 2014. Other than the bargain purchase gain and merger-related expenses, the Company had $138,000 of net income in the quarter ended September 30, 2014.

Interest Income. Interest income increased $1.0 million, or 53.0%, to $3.0 million for the three months ended September 30, 2015 from $2.0 million for the three months ended September 30, 2014. The increase was due to a 37.7% increase in average interest-earning assets and an improvement in asset mix as loans, our highest yielding assets, increased from 68.3% of average interest-earning assets to 83.3%. The yield on average interest-earning assets increased 50 basis points to 4.94% for the three months ended September 30, 2015 from 4.44% for the three months ended September 30, 2014 due mostly to the improvement in asset mix. Interest and fees on loans increased $1.2 million, or 65.0%, to $2.9 million for the three months ended September 30, 2015, from $1.8 million for the three months ended September 30, 2014, partially offset by a $103,000, or 49.0%, decrease in interest income on available-for-sale securities. Interest income on loans increased due primarily to a 65.4% increase in average loan balances, due to both the merger and organic growth. The average balance of securities decreased 27.9% to $31.9 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, and the average yield decreased 54 basis points. The securities yield in the quarter ended September 30, 2015 was negatively affected by accelerated prepayments on mortgage-backed securities which had been purchased at premiums, accelerating premium amortization expense in the quarter.

Interest Expense. Interest expense increased $7,000, or 2.0%, to $359,000 for the three months ended September 30, 2015 from $352,000 for the three months ended September 30, 2014. The increase was caused by an increase in interest expense on deposits, which increased $79,000, or 30.4%, to $339,000 for the three months ended September 30, 2015 from $260,000 for the three months ended September 30, 2014, partially offset by a decrease in interest expense on borrowings. Interest on borrowings decreased $72,000, or 78.3%, to $20,000 for the three months ended September 30, 2015 from $92,000 for the three months ended September 30, 2014 despite a 194.3% increase in average balances due to the replacement of longer-term, higher rate borrowings with shorter term, lower rate borrowings in December 2014. Prepayment penalties of $532,000 were recognized in December 2014.

Interest paid on checking, money market and savings accounts increased $86,000, or 91.5%, to $180,000 for the three months ended September 30, 2015 from $94,000 for the three months ended September 30, 2014. The average rate we paid on such deposit accounts increased 14 basis points to 0.68% for the three months ended September 30, 2015 from 0.54% for the three months ended September 30, 2014 and the average balance increased $36.4 million, or 52.9%, to $105.2 million for the three months ended September 30, 2015 from $68.8 million for the three months ended September 30, 2014. The average rates we pay on these accounts is considerably higher in the Arizona market we entered with the Bank 1440 acquisition in August 2014.

Interest expense on borrowings decreased significantly due primarily to the prepayment of $6.4 million in long-term FHLB advances in December 2014 with average interest rates of 4.00%. The average rate paid on borrowings decreased 322 basis points to 0.34% for the three months ended September 30, 2015 from 3.56% for the three months ended September 30, 2014. In 2015, we were able to fund loans with low cost, short-term borrowings as our average FHLB advances increased $12.2 million, or 119.4%, to $22.5 million for the three months ended September 30, 2015 from $10.3 million for the three months ended September 30, 2014.

Net Interest Income. Net interest income increased $1.0 million, or 63.9%, to $2.7 million for the three months ended September 30, 2015 from $1.7 million for the three months ended September 30, 2014, as a result of a higher balance of net interest-earning assets and a higher net interest rate spread. Our average net interest-earning assets increased by $14.4 million, or 57.1%, to $39.7 million for the three months ended September 30, 2015 from $25.3 million for the three months ended September 30, 2014 due primarily to the merger. Our net interest rate spread improved by 72 basis points to 4.24% for the three months ended September 30, 2015 from 3.52% for the three months ended September 30, 2014, as we carried 83.3% of our average interest-earning assets in loans, our highest yielding assets, for the three months ended September 30, 2015, compared to 69.4% in loans for the same quarter in 2014. This repositioning of our asset portfolio was achieved principally through the merger in August 2014, organic loan growth and sales of securities in December 2014 and early 2015, which were not completely replaced during reinvestment. Our cost of borrowings was reduced from 3.56% for the quarter ended September 30, 2014 to 0.34% for the quarter ended September 30, 2015 due to the prepayment of longer-term, higher rate FHLB advances in December 2014 and the continued low interest rate environment.

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

See “Asset Quality- Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $125,000 for the three months ended September 30, 2015, compared to no provision for the three months ended September 30, 2014. The provision for loan losses in the quarter ended September 30, 2015 was recorded due to growth in the loan portfolio of $8.9 million, or 4.7%, and the increased percentage of commercial loans in the portfolio, which generally carry a higher risk than residential real estate loans.

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

Noninterest Income. Noninterest income decreased $2.9 million, or 71.7%, to $1.1 million for the three months ended September 30, 2015 from $4.0 million for the three months ended September 30, 2014 due primarily to the $2.9 million bargain purchase gain from the merger recorded in the September 2014 quarter.

Gain on sale of loans increased $204,000 or 20.9%, to $1.2 million for the three months ended September 30, 2015 from $976,000 for the three months ended September 30, 2014 as the Company has continued to expand its secondary mortgage loan operation. We sold $38.1 million of mortgage loans during the three months ended September 30, 2015 for a gain of $1.1 million and one SBA loan for $655,000 at a gain of $62,000, compared to $21.6 million of mortgage loan sales and $1.6 million of SBA loan sales during the three months ended September 30, 2014 for total gains of $976,000. We realized a 2.9% average premium (gain on sale/sold loans) on the sales of mortgage loans for the third quarter of 2015 compared to 3.2% for the comparable quarter in 2014. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense increased $641,000, or 21.9%, to $3.6 million for the three months ended September 30, 2015 from $2.9 million for the three months ended September 30, 2014 due primarily to higher salaries and benefits, occupancy, data processing fees, professional fees and other noninterest expense, partially offset by lower merger-related expenses. The increases in expenses resulted primarily from the acquisition of Bank 1440. Average assets for the quarter ended September 30, 2015 were 35.4% larger than the same quarter in the prior year.

There were no merger-related expenses for the quarter ended September 30, 2015, compared to $311,000 in the quarter ended September 30, 2014.  Legal, consulting and data processing costs were the largest elements of merger-related expense.  Merger-related costs were being incurred over a year before the August 29, 2014 acquisition of Bank 1440.  The Company operated on two core operating systems and numerous other redundant ancillary systems from the August 29, 2014 merger date until late March 2015 when all the systems were converted.  The systems conversions are expected to result in enhanced operating efficiencies going forward. Internal costs incurred cannot be quantified and are therefore not included in merger-related expense.  The majority of merger-related expenses, totaling $801,000, were expensed in the six months ended December 31, 2014.  Material duplicative costs and exit fees from the old systems were expensed and classified as merger-related in our statement of comprehensive income as soon as those expense amounts were reasonably estimable and probable.  With the late March 2015 systems conversions, the Company has eliminated all duplicative systems.  The Company does not expect to incur any merger-related expenses related to the Bank 1440 transaction in the future.

Provision for Income Taxes. No provision for income tax expense was recorded for the three months ended September 30, 2015 and 2014 due to net operating loss carry-forwards from prior periods available to offset their income. The Company had pre-tax and after-tax income of $2.7 million for the three months ended September 30, 2014 and $128,000 for the three months ended September 30, 2015.

Comparison of Operating Results for the Nine months Ended September 30, 2015 and 2014

General. The acquisition of Bank 1440 was consummated on August 29, 2014 and the material increase in assets from Bank 1440 makes direct comparisons between the two periods less meaningful. We had net income of $226,000 for the nine months ended September 30, 2015, compared to $2.1 million for the nine months ended September 30, 2014. The nine month results for 2014 included a $2.9 million bargain purchase gain on the acquisition of Bank 1440 and $888,000 in merger-related expenses. Merger-related expenses in the nine months ended September 30, 2015 were $100,000.

Interest Income. Interest income increased $3.4 million, or 62.2%, to $8.9 million for the nine months ended September 30, 2015 from $5.5 million for the nine months ended September 30, 2014. The increase was due to a 48.9% increase in average interest-earning assets and a 41 basis point increase in yields due primarily to improvement in asset mix as loans, our highest yielding assets, increased from 68.6% of average interest-earning assets to 82.6%. Interest and fees on loans increased $3.6 million, or 73.6%, to $8.4 million for the nine months ended September 30, 2015, from $4.8 million for the nine months ended September 30, 2014, partially offset by a $208,000, or 34.3%, decrease in interest income on available-for-sale securities. Interest income on loans increased due primarily to a 79.2% increase in average loan balances, due to both the merger and organic growth, partially offset by an 18 basis point decrease in loan yields from 5.89% to 5.71% as market rates continued to decline. The average balance of securities decreased 19.7% to $33.4 million for the nine months ended September 30, 2015, compared to $41.7 million for the nine months ended September 30, 2014 and the average yield decreased 35 basis points.

Interest Expense. Interest expense increased $77,000, or 7.9%, to $1.1 million for the nine months ended September 30, 2015 from $978,000 for the nine months ended September 30, 2014. The increase was caused by an increase in interest expense on deposits, which increased $297,000, or 41.7%, to $1.0 million for the nine months ended September 30, 2015 from $712,000 for the nine months ended September 30, 2014, partially offset by a decrease in interest expense on borrowings. Interest on borrowings decreased $220,000, or 82.7%, to $46,000 for the nine months ended September 30, 2015 from $266,000 for the nine months ended September 30, 2014 due to the replacement of longer-term, higher-rate borrowings with shorter-term borrowings, despite a 118.6% increase in average balances.

Interest paid on checking, money market and savings accounts increased $309,000, or 147.1%, to $519,000 for the nine months ended September 30, 2015 from $210,000 for the nine months ended September 30, 2014. The average rate we paid on such deposit accounts increased 19 basis points to 0.68% for the nine months ended September 30, 2015 from 0.49% for the nine months ended September 30, 2014 and the average balance increased $44.6 million, or 77.1%, to $102.4 million for the nine months ended September 30, 2015 from $57.8 million for the nine months ended September 30, 2014. The average rates we pay on these accounts is considerably higher in the Arizona market we entered with the Bank 1440 acquisition.

Interest expense on borrowings decreased significantly due primarily to the prepayment of $6.4 million in long-term FHLB advances in December 2014 with average interest rates of 4.00%. The average rate paid on borrowings decreased 334 basis points to 0.29% for the nine months ended September 30, 2015 from 3.63% for the nine months ended September 30, 2014. In 2015, we were able to fund some of the growth in portfolio loans and mortgage loans held for sale with low cost, short-term borrowings as our average FHLB advances increased $11.6 million, or 118.6%, to $21.4 million for the nine months ended September 30, 2015 from $9.8 million for the nine months ended September 30, 2014.

Net Interest Income. Net interest income increased $3.3 million, or 74.1%, to $7.8 million for the nine months ended September 30, 2015 from $4.5 million for the nine months ended September 30, 2014, as a result of a higher balance of net interest-earning assets and a higher net interest rate spread. Our average net interest-earning assets increased by $13.1 million, or 58.7%, to $35.6 million for the nine months ended September 30, 2015 from $22.4 million for the nine months ended September 30, 2014 due primarily to the merger and loan growth. Our net interest rate spread improved by 66 basis points to 4.27% for the nine months ended September 30, 2015 from 3.61% for the nine months ended September 30, 2014, as we carried 82.6% of our average interest-earning assets in loans, our highest yielding asset, for the nine months ended September 30, 2015 compared to 68.6% in loans for the comparable period in 2014. This repositioning of our asset portfolio was achieved principally through the merger in August 2014, organic loan growth and sales of securities in December 2014 and early 2015, which were not completely replaced during reinvestment. Our cost of borrowings was reduced from 3.63% for the nine months ended September 30, 2014 to 0.29% for the nine months ended September 30, 2015 due to the prepayment of longer-term, higher rate FHLB advances in December 2014.

Provision for Loan Losses. We recorded a provision for loan losses of $300,000 for the nine months ended September 30, 2015, compared to no provision for the nine months ended September 30, 2014. The provision for 2015 was due to portfolio loan growth of $21.0 million, or 12.0%, and a specific allowance added in March 2015 that was followed by a $339,000 partial charge-off in the third quarter on one first mortgage loan with a pre-charge off balance of $932,000 due to an expected bankruptcy filing, partially offset by $186,000 in recoveries. Recoveries of $55,000 were received in the nine months ended September 30, 2014.

Noninterest Income. Noninterest income decreased $2.6 million, or 44.2%, to $3.2 million for the nine months ended September 30, 2015 from $5.8 million for the nine months ended September 30, 2014 primarily due to the $2.9 million bargain purchase gain recorded in the nine months ended September 30, 2014 and $406,000 in impairment charges on other real estate in the nine months ended September 30, 2015, partially offset by a higher volume of loan sales and related gains during the nine months ended September 30, 2015.

Gain on sale of loans increased $878,000, or 37.3%, to $3.2 million for the nine months ended September 30, 2015 from $2.4 million for the nine months ended September 30, 2014, as the Company has continued to expand its secondary mortgage loan operation. We sold $107.3 million of mortgage loans during the nine months ended September 30, 2015, compared to $68.6 million during the nine months ended September 30, 2014. The average premium (gain on sale/sold loans) for 2015 was 2.9% compared to 3.2% for 2014. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates. We sold $1.6 million of SBA loans in each of the nine month periods ended September 30, 2015 and 2014, recognizing gains on sale of $148,000 in 2015 and $168,000 in 2014.

Noninterest Expense. Noninterest expense increased $2.3 million, or 28.7%, to $10.5 million for the nine months ended September 30, 2015 from $8.2 million for the nine months ended September 30, 2014 due primarily to higher salaries and benefits, occupancy, data processing fees, professional fees and other noninterest expense, partially offset by lower merger-related expenses. These increases in expenses resulted primarily from the acquisition of Bank 1440. Average assets for the nine months ended September 30, 2015 were 46.3% larger than the nine months ended September 30, 2014.

Merger-related expenses decreased $788,000, or 88.7%, to $100,000 for the nine months ended September 30, 2015, compared to $888,000 for the nine months ended September 30, 2014.

Provision for Income Taxes. No provision for income tax expense was recorded for the nine months ended September 30, 2015 and 2014. The Company had pre-tax income of $2.1 million for the nine months ended September 30, 2014 and $226,000 for the nine months ended September 30, 2015 and no provision for income tax expense was recorded due to net operating loss carry-forwards from prior periods available to offset that income.

Arizona Mortgage Banking Program Expansion

On September 24, 2015 the Company announced the expansion of its mortgage banking program in Arizona and Albuquerque, New Mexico. Jim Lyddon was named as the new Director of Residential Lending, overseeing all aspects of Bank’34's residential mortgage programs across all geographic markets.

Under this expansion, Bank’34 has added 22 full-time equivalent employees. In October 2015, we entered into leases for additional space in Scottsdale and Albuquerque. Management would expect the fourth quarter operating results to be negatively affected as the additional operating costs are expected to exceed the revenue generated from this new operation for the first few months.

Asset Quality

We review loans on a regular basis, and place loans on nonaccrual status when either principal or interest is 90 days or more past due unless it is both well-secured and in the process of collection. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status.

Nonperforming Assets. The following table sets forth information regarding our nonperforming assets. In addition to the assets listed below, as of September 30, 2015 and December 31, 2014 we had $0 and $483,000 of accruing troubled debt restructurings, respectively. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates. The troubled debt restructurings as of December 31, 2014 consisted of three commercial real estate loans and one commercial and industrial loan. As of September 30, 2015 and December 31, 2014, there were no specific allowances related to these loans, and at each date we had no commitments to lend additional amounts to those customers.

	At September 30,	At December 31,
	2015	2014
	(Dollars in Thousands)

Nonaccrual loans:
Real estate loans:
One-to-four-family residential	$804	$181
Commercial	-	617
Commercial and industrial loans	-	17
Consumer and other loans	-	-
Total loans	$804	$815

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans past due 90 days or more	804	815

Other real estate owned ("ORE"):
One-to-four-family residential	-	-
Commercial	418	820
Total real estate owned	418	820
Other nonperforming assets	-	-
Total nonperforming assets	$1,222	$1,635

Ratios:
Nonperforming loans to gross loans held for investment	0.41%	0.46%
Nonperforming assets to total assets	0.46%	0.66%
Nonperforming assets to gross loans held for investment and ORE	0.62%	0.92%

The ratio of nonperforming loans to gross loans held for investment decreased due to a 1.4% decrease in nonaccrual loans and 12.1% increase in gross loans. In the nine months ended September 30, 2015, one first mortgage loan with a balance of $932,000 was placed on nonaccrual status due to non-payment and an expected bankruptcy filing and a partial charge-off of $339,000 was recorded to cover the difference between the loan balance and the estimated net sales value of the property. Also in the nine month period, two nonaccrual commercial loans with recorded balances of $366,000 were paid in full. At September 30, 2015, the Company did not have any nonaccrual commercial loans.

Interest income that would have been recorded for the nine months ended September 30, 2015, had nonaccruing loans been current according to their original terms amounted to $41,000. Of such amount, none is related to troubled debt restructurings. We recognized no interest income on these nonaccrual loans for the nine months ended September 30, 2015.

At September 30, 2015, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2015	2014
	(Dollars in Thousands)

Balance at beginning of period	$1,707	$1,733

Provision for loan losses	300	-

Charge-offs:
Residential real estate loans	(339)	(87)
Commercial real estate loans	-	-
Commercial and industrial loans	-	-
Consumer and other loans	-	(31)
Total charge-offs	(339)	(118)

Recoveries:
Residential real estate loans	2	23
Commercial real estate loans	184	31
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total recoveries	186	54
Net (charge-offs) recoveries	(153)	(64)

Balance at end of period	$1,854	$1,669 $

Allowance for loan losses to non- performing loans at end of period	230.58%	274.32%
Allowance for loan losses to total gross loans at end of period	0.94%	1.02%
Allowance for loan losses to total gross loans less acquired loans at end of period	1.31%	1.77%
Net (charge-offs) recoveries to average loans outstanding during the period (annualized)	(0.10)%	(0.08)%

The allowance for loan losses to nonperforming loans ratio decreased due to an increase in nonperforming loans from September 30, 2014 to September 30, 2015. The allowance for loan losses to total gross loans ratio decreased due to the absence of any allowance for loan losses on loans acquired in the purchase of Bank 1440 as such loans were marked to market on the date of the acquisition, partially offset by recoveries recognized during the first nine months of 2015. The decrease in the allowance for loan losses to total gross loans less acquired loans was due to improvement in the economy, favorable credit quality and a $339,000 partial charge off of one large residential loan in the quarter ended September 30, 2015. The net (charge-offs) recoveries to average loans outstanding ratio increased due mostly to a $339,000 residential real estate loan partial charge-off in the third quarter of 2015.

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of September 30, 2015.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $11.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $30.5 million at September 30, 2015; however, securities carried at $3.0 million were pledged to secure public deposits. In addition, at September 30, 2015, we had the ability to borrow an additional $96.4 million from the Federal Home Loan Bank of Dallas. On that date, we had $23.5 million of advances outstanding.

At September 30, 2015, we had $15.9 million in loan commitments outstanding, and an additional $19.1 million in commitments to originate and sell mortgage loans. In addition, we had $4.6 million in unused lines of credit and $36,000 in commitments issued under standby letters of credit. Certificates of deposit due within one year as of September 30, 2015 totaled $38.8 million, or 18.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas or increase our deposits by offering higher interest rates.

Our primary investing activities are the origination of loans and the purchase of securities. In the nine months ended September 30, 2015 and 2014, we originated $114.9 million and $92.6 million  of loans, respectively, and purchased $9.7 million and $0 of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases of $10.3 million and $73.7 million  in total deposits for the nine months ended September 30, 2015 and 2014, respectively. Excluding the $75.5 million in deposits acquired in the Bank 1440 merger in August 2014, the Company had a net decrease in deposits of $1.8 million in the nine months ended September 30, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area. Wholesale deposits, which are generally not from our primary market areas, represented $19.1 million, or 9.0% of deposits at September 30, 2015. This included $16.9 million in QwickRate certificates of deposit. The majority of our wholesale deposits are time deposits with denominations between $200,000 and $250,000.

Federal Home Loan Bank advances increased by $11.0 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively.

In the first nine months of 2015, we utilized deposit growth, excess liquid funds held at December 31, 2014 and proceeds from FHLB advances to fund new loan originations and the purchase of $9.7 million in available-for-sale securities. During 2014, we were able to decrease our borrowings as we used cash provided by loan repayments to fund our operations without negatively affecting our levels of liquidity.

Bank’34 is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015 and December 31, 2014, Bank’34 exceeded all regulatory capital requirements. Bank’34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial statements from the Alamogordo Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

ALAMOGORDO FINANCIAL CORP.

Date:	November 2, 2015	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer

Date:	November 2, 2015	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer

