Form 10-K
period 2015-12-31
ALAMOGORDO FINANCIAL CORP
filed 2016-03-28
CIK 1100542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

Large accelerated filer    ☐         Accelerated filer    ☐         Non-accelerated filer   ☐          Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of March 22, 2016 there were 1,679,500 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2015 at $20.00, was $12.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders. (Part III)

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

Alamogordo Financial Corp.

Alamogordo Financial Corp. (the “Company”), a federal corporation that was organized in 1997, is a savings and loan holding company headquartered in Alamogordo, New Mexico. Alamogordo Financial Corp.’s common stock is quoted on the OTCQB under the symbol “ALMG.” Approximately 54.7% of Alamogordo Financial Corp.’s outstanding shares are owned by AF Mutual Holding Company, a federal corporation and a mutual holding company. Alamogordo Financial Corp. conducts its operations primarily through its wholly owned subsidiary, Bank 34, a federally chartered savings association. Alamogordo Financial Corp. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2015, Alamogordo Financial Corp. had total assets of $271.0 million, loans held for investment of $194.0 million, available-for-sale securities of $28.6 million, deposits of $225.7 million, and stockholders’ equity of $29.6 million.

The executive offices of Alamogordo Financial Corp. are located at 500 East 10th Street, Alamogordo, New Mexico 88310, and its telephone number is (575) 437-9334. Alamogordo Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Bank 34

Bank 34 operates four full-service banking centers, one each in Otero and Dona Ana counties in New Mexico and two in Maricopa County, Arizona. Bank 34’s New Mexico offices include the main office and corporate headquarters located in Alamogordo and a branch office in Las Cruces. The Bank’s Arizona branch offices include the regional headquarters located in Scottsdale and a branch office in Peoria. Bank 34 also operates three residential mortgage and commercial loan production offices, one each in El Paso, Texas, Phoenix, Arizona and Albuquerque, New Mexico.

Bank 34’s business model focuses on two primary areas. The commercial focus is on the credit, deposit and treasury management needs of small businesses and real estate professionals and investors. Bank 34 originates both conventional and SBA loans within its primary market areas. Commercial loan types offered include: owner and non-owner occupied real estate (including construction loans), multi-family loans, and commercial and industrial loans.

The consumer focus is on residential construction and mortgage loan needs together with deposit, online banking and ancillary financial service needs of families and businesses served by Bank 34. While most of Bank 34’s one– to four-family residential real estate loans are secured by properties in the counties served by its branch offices and its El Paso, Texas and Albuquerque, New Mexico loan production offices, it does actively seek business in other areas of New Mexico and Arizona and surrounding states.

Bank 34 originates deposits from its business and consumer customers predominantly from the areas where its branch offices are located. While Bank 34’s thrift origins still reflect a relatively high percentage of certificate of deposit balances to total deposits, the recent emphasis on business operating accounts and checking and money market accounts of consumers is consistent with Bank 34’s ongoing migration to a bank business model. Bank 34 does not solicit brokered deposits and generally does not solicit public funds. A modest amount of brokered deposits are on Bank 34’s balance sheet as a result of the acquisition of Bank 1440 in 2014.

Bank 34 is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Bank 34 is a member of the Federal Home Loan Bank system. Its website address is www.Bank 34.com. Information on their website is not considered a part of this report.

Change in Fiscal Year

Effective December 31, 2014, Alamogordo Financial Corp, AF Mutual Holding Company, and Bank 34 changed their fiscal year ends to December 31 from June 30.

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

As of June 30, 2015 (the latest date for which information is available), Bank 34’s deposit market share was 18.37% of total deposits in Otero County, New Mexico, representing the second largest market share of sixteen institutions in Otero County; 1.75% of total deposits in Dona Ana County, New Mexico, representing the thirteenth largest market share of eighteen institutions in Dona Ana County; and 0.10% of total deposits in Maricopa County, Arizona, representing the 37th largest market share of 52 institutions in Maricopa County.

Market Area

Bank 34 operates four full-service banking centers, one each in Otero and Dona Ana Counties, New Mexico and two in Maricopa County, Arizona. We also operate loan production offices in El Paso, Texas (El Paso County), Albuquerque, New Mexico (Bernalillo County), Scottsdale, Arizona (Maricopa County), Tucson, Arizona (Pima County), Kirkland, Washington (King County), Puyallup, Washington (Pierce County) and Medford, Oregon (Jackson County). The following describes the market areas of our banking centers.

Arizona. The Arizona economy is expanding at a steady pace and faster than the national average. The Phoenix metropolitan statistical area (MSA) economy, which includes Maricopa County, expanded at faster rate than the nation in 2015 and has done so since mid-2011. The Phoenix MSA accounted for nearly 90% of the net job growth statewide. According to the University of Arizona’s Economic and Business Research Center, population and household growth in Maricopa County is expected to continue this growth for the next five years. Maricopa County’s unemployment rate decreased to 5.7% as of August 2015 from 6.8% as of August 2014 and is below the state average of 6.8%. According to the same report, the economic forecast calls for economic growth in the Phoenix MSA to strengthen during the next two years, with job growth reaching 2.9% in 2017. Due to the speed of recovery in the housing market, Maricopa County offers a more favorable lending environment than our New Mexico counties. Maricopa County has had steadily decreasing vacancy rates in multi-family, industrial, office and retail properties. Since 2010, according to the National Association of Realtors, Maricopa County has shown the fastest housing recovery and the highest growth in median sales price of single family homes among our market counties. In addition, during 2015, housing permits in the Phoenix MSA increased by over 40%, which was the best year for single-family housing permits in the area since 2007.

New Mexico. Despite currently ranking as the seventh most favorable tax state for operating a business, New Mexico’s employment growth has ranked among the lowest nationally since 2009, largely due to an above average loss of government transfer and subsidy programs. The trend showed some signs of reversing in 2015, with job growth increasing 1.4% in 2015. Nearly 65% of new jobs created during 2015 were in health care, and the growth in health care jobs was fairly evenly distributed in both metropolitan and rural areas of the state. According to the University of New Mexico’s Bureau of Business & Economic Research, ,the overall New Mexico employment growth forecast is 1.2% per year between 2016 and 2020, led by healthcare and educational services and, secondarily, by the combined contributions of leisure and hospitality, professional and technical services, retail and wholesale trade, and construction.

Otero County’s unemployment rate increased to 6.7% as of August 2015 from 6.3% as of August 2014. This was slightly lower than the state average of 6.9% but higher than the national average. Dona Ana’s unemployment rate also increased to 7.5% as of August 2015 from 7.2% as of August 2014 and is above the state and national averages. The top five employment sectors in Otero County as of December 2015were food service, health care and social assistance, public administration, retail trade and education services, while the top five employment sectors in Dona Ana County as of December 2015were health care and social assistance, educational services, retail trade, food service and public administration.

Housing permits showed signs of improvement in New Mexico during the second half of 2015, consistent with an improved climate for housing starts, which increased over 10% in the second half of 2015 from the first half of 2015. However, housing prices in Otero and Dona Ana Counties have remained relatively flat over the past five years. We currently rank as the top originator of residential mortgage loans in Otero County and rank in the top five in origination market share of residential mortgage loans in Dona Ana County. According to the University of New

Mexico’s Bureau of Business and Economic Research, home sales are improving throughout New Mexico but values are expected to remain relatively flat for the foreseeable future.

Lending Activities

At December 31, 2015, our gross loans held for investment consisted of $146.6 million, or 75.3%, commercial real estate loans (including multi-family); $31.4 million, or 16.1%, one– to four-family residential real estate loans; $10.2 million, or 5.3%, commercial and industrial loans, and $6.4 million, or 3.3%, consumer and other loans. At December 31, 2015, commercial real estate and multi-family loans included construction loans of $7.8 million. We currently sell a significant majority of our originated residential mortgage loans in the secondary market. Our residential mortgage loans held for sale portfolio totaled $11.4 million at December 31, 2015.

Commercial Real Estate Loans. At December 31, 2015, commercial real estate loans were $146.6 million, or 75.3%, of our total gross loans held for investment. This amount includes $29.3 million of multi-family residential real estate loans which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial and retail facilities. At December 31, 2015, $43.8 million of our commercial real estate portfolio was owner occupied commercial real estate, and $102.8 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $557,000 as of December 31, 2015, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2015, our ten largest commercial real estate loans had an average balance of $3.1 million.

We focus our commercial real estate lending on properties within our primary market areas, but we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards.

We originate a variety of fixed and adjustable rate commercial real estate loans with terms and amortization periods generally up to 25 years, although our commercial real estate loans generally have balloon terms. Interest rates and payments on our adjustable rate loans generally adjust daily and generally are indexed to the prime rate as published in The Wall Street Journal, plus a margin. We generally include pre-payment penalties on commercial real estate loans we originate. Commercial real estate loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated., Aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, have a guideline minimum income to debt service ratio of 1.30x. For commercial real estate loans in excess of $250,000, we require independent appraisals from an approved appraisers list. For such loans below $250,000, we require formal evaluations but do not require an independent appraisal. We require commercial real estate loan borrowers with loan relationships in excess of $100,000 to submit annual financial statements and/or rent rolls on the subject property. We may request such information for smaller loans on a case-by-case basis. Commercial real estate properties may also be subject to annual inspections with pictures as evidence appropriate maintenance is being performed by the owner/borrower. The loan and its borrowers and/or guarantors are subject to an annual loan review verifying the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower.

Our three largest commercial real estate loans at December 31, 2015 were all secured by hotels and included a $3.7 million loan originated in May 2014, a $3.6 million loan originated in July 2015 and a $3.4 million loan originated in May 2014. The collateral securing these loans is all located in our primary lending areas. At December 31, 2015, all of these loans were performing in accordance with their terms. Hospitality loans including hotel loans, represented 15.1% of commercial real estate loans and 11.4% of our gross loans held for investment.

Multi-Family Real Estate Loans. At December 31, 2015, multi-family real estate loans were $29.3 million, or 15.0%, of our total loan portfolio. We originate individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. Our multi-family real estate loans are generally secured by properties consisting of five to 40 rental units. The average outstanding loan size in our multi-family real estate portfolio was $791,000 as of December 31, 2015. We generally do not make multi-family real estate loans outside our primary market areas.

We originate a variety of fixed and adjustable rate multi-family real estate loans with balloon and amortization terms up to 30 years. Interest rates and payments on our adjustable rate loans generally adjust daily and generally are indexed to the prime rate as published in The Wall Street Journal, plus a margin. We generally include pre-payment penalties on loans we originate. Multi-family real estate loan amounts generally do not exceed 65% to 70% of the property’s appraised value at the time the loan is originated. Aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, have a guideline minimum income to debt service ratio of 1.30x. We require multi-family real estate loan borrowers with loan relationships in excess of $100,000 to submit annual financial statements and/or rent rolls on the subject property. We may request such information for smaller loans on a case-by-case basis. These properties may also be subject to annual inspections with pictures as evidence appropriate maintenance is being performed.

Our largest multi-family real estate loan at December 31, 2015 totaled $2.8 million, was originated in December 2014 and is secured by an 84-unit apartment building. At December 31, 2015, this loan was performing in accordance with its terms.

Commercial and Industrial Loans. We make commercial and industrial loans. primarily in our market area, to a variety of professionals, sole proprietorships and small businesses. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2015, commercial and industrial loans were $10.2 million, or 5.3% of our total loan portfolio. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and profitability.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either adjustable or fixed rates of interest. Adjustable rates and fixed rates are based on the prime rate as published in The Wall Street Journal, plus a margin. We are focusing our efforts on experienced, growing small- to medium-sized, privately-held companies with solid historical and projected cash flow that operate in our market areas.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 80% of the value of the collateral securing the loan. All of these loans are secured by assets of the respective borrowers.

A portion of our commercial and industrial loans are guaranteed by the U.S. Small Business Administration (“SBA”) through the SBA 7(a) loan program. The SBA 7(a) loan program supports, through a U.S. Government guarantee, some portion of the traditional commercial loan underwriting that might not be fully covered absent the guarantee. A typical example would be a business acquiring another business, where the value purchased is an enterprise value (as opposed to tangible assets), which results in a collateral shortfall under traditional loan underwriting requirements. In addition, SBA 7(a) loans, through term loans, can provide a good source of permanent working capital for growing companies.

Our largest commercial and industrial loan at December 31, 2015 totaled $3.4 million, was originated in May 2015 to an election printing-solutions company and is secured by a first lien on all business assets held by the company. At December 31, 2015, this loan was performing in accordance with its terms.

Construction and Land Development Loans. At December 31, 2015, construction and land development loans were $14.7 million, or 7.6% of our total loan portfolio, consisting of $1.7 million of consumer one- to four-family residential loans, $5.2 million of residential land or development loans, and $7.8 million of commercial and multi-family real estate loans. At December 31, 2015, none of our consumer one- to four-family residential construction loans and $7.8 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.

We primarily make construction loans for commercial development projects, including hotels, small industrial, retail, office and apartment buildings. Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Construction loans generally can be made with a maximum loan-to-value ratio of 80% of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser for loans in excess of $250,000. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

We also originate construction and land development loans to contractors and builders to finance the construction of single-family homes and subdivisions. While we may originate these loans whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations.  We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder. We have attempted to diversify the risk associated with speculative construction lending by doing business with experienced small and mid-sized builders within our market area.

Our largest construction loan at December 31, 2015 totaled $2.5 million, was originated in August 2014 and is secured by multi-family real estate located in our primary market area. At December 31, 2015, this loan was performing in accordance with its terms.

One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential real estate loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2015, $31.4 million, or 16.1% of our loan portfolio, consisted of one- to four-family residential real estate loans, compared to $33.0 million, or 18.7% of total loans, at December 31, 2014.

One- to four-family residential real estate loans are generally originated with the intention of sale. By selling a large majority of the one- to four-family residential real estate loans originated through its mortgage banking operations for the past several years, the Company has been reducing the balance of those loans on the balance sheet and the percentage of residential real estate loans to total loans. This has helped diversify the portfolio and increase the relative share of shorter term fixed rate and adjustable rate commercial and commercial real estate loans.

Generally, one- to four-family residential real estate loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate one- to four-family residential real estate loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate one- to four-family residential real estate loans are underwritten according to Freddie Mac, FHA, VA, USDA and Correspondent Investors policies and procedures.

In an effort to provide financing for moderate income home buyers, we offer Veterans Administration (VA), Federal Housing Administration (FHA) and bond loans specific to the states where we conduct business. These programs offer one- to four-family residential real estate loans to qualified individuals. These loans are offered with fixed rates of interest and terms of up to 30 years, and are secured by one- to four-family residential properties. All of these loans are originated using agency underwriting guidelines.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $2.1 million of adjustable rate one-to four-family residential loans during the year ended December 31, 2015, of which $884,000 was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate one- to four-family residential real estate loans amortize over terms of up to 30 years.

Regulations limit the amount that an institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At December 31, 2015, our largest one- to four-family residential real estate loan had a principal balance of $593,000 and was secured by a residence located in our primary market area. At December 31, 2015, this loan was not performing in accordance with its original terms and was in the process of foreclosure.

Consumer and Other Loans. We offer a limited range of consumer and other loans, principally to customers with other relationships residing in our primary market area with acceptable credit ratings. Our consumer and other loans generally consist of home equity loans or lines of credit, loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2015, consumer loans were $6.4 million, or 3.3% of total loans. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The loan-to-value ratio for a home equity line of credit is generally limited to 80%. The procedures for underwriting other consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations plus payments on the proposed loan.

Loan Underwriting Risks

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flow and the borrower’s other projects, of at least 1.30x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate or multi-family loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Construction and Land Development Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Commercial and Industrial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial and industrial loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of real estate, accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Adjustable Rate Loans. While we anticipate that adjustable rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. In a high interest rate environment, the marketability of the underlying collateral may be adversely affected as the value of the underlying collateral decreases. For our adjustable rate one- to four-family real estate loans, upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate real estate loans may be limited during periods of rapidly rising interest rates.

Consumer and Other Loans. Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales

Lending activities are conducted primarily by our loan personnel operating at our four full-service banking offices and three loan production centers. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon competition for such loans and the relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.

We sell the majority of the one- to four-family residential real estate loans we originate in the secondary market. The mortgage loans that we currently originate for sale include mortgage loans which conform to the underwriting standards specified by Freddie Mac, Federal Housing Administration (FHA), US Department of

Veteran Affairs (VA), US Department of Agriculture (USDA) and other investors. During the year ended December 31, 2015, we originated $146.9 million of one- to four-family loans and sold $143.6 million. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

We participate out interests in commercial real estate loans to other financial institutions, primarily the 75% guaranteed portion of SBA loans and the portion of other loans exceeding our borrowing limits. At December 31, 2015, we were servicing $16.1 million of commercial real estate loans participated out to other financial institutions, including $10.2 million of SBA loans. For the years ended December 31, 2015 and 2014, we participated out loan participations of $5.1 million and $4.1 million, respectively, which included $4.4 million and $2.4 million of SBA loans, respectively.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the Board of Directors. The Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans to relationships of $1.5 million and below require approval by members of senior management. Loans to relationships greater than $1.5 million up to our internal loans-to-one borrower limitation ($4.7 million as of December 31, 2015) require approval by the Director’s Loan Committee. Loans that involve exceptions to loan policy must be authorized by senior management. Loan policy exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or Director’s Loan Committee prior to commitment. Exceptions are reported to the Board of Directors monthly.

Loans-to-One Borrower Limit

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2015, our regulatory limit on loans-to-one borrower was $4.7 million. At that date, the largest aggregate amount loaned to one borrower was $4.4 million, consisting of two multi-family loans and a commercial loan secured by a certificate of deposit. The loans comprising this lending relationship were performing in accordance with their original repayment terms at December 31, 2015.

Investment Activities

Bank 34 has an Asset/Liability Committee which is responsible, among other duties, for implementing the Bank’s Investment Policy. The Investment Policy is reviewed annually and any changes to the policy are recommended to, and subject to the approval of, our board of directors. While general investment strategies are developed and authorized by the Asset/Liability Committee, the execution of specific actions rests with the Chief Financial Officer, who is Bank 34’s designated Investment Officer. In the absence of the Chief Financial Officer, the Chief Executive Officer will be the designated Investment Officer. The Investment Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Investment Officer is authorized to execute investment transactions (purchases and sales) without the prior approval of the Asset/Liability Committee and within the scope of the established investment policy; however, all transactions shall be reviewed and ratified by the Asset/Liability Committee and Board of Directors.

Bank 34 utilizes the services of an independent investment advisor to assist in managing the investment portfolio. The investment advisor is responsible for maintaining current information regarding securities dealers with whom they are conducting business on our behalf. A list of appropriate dealers is provided annually to the board of directors for approval and authorization prior to execution of trades. The investment advisor, through its assigned portfolio manager, must contact our designated Investment Officer to review all investment recommendations and transactions and receive approval from the designated Investment Officer prior to execution of any transaction that might be executed on our behalf. Upon receipt of approval, the investment advisor, or its assigned portfolio manager, is authorized to conduct all investment business on our behalf.

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Dallas, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Dallas stock, which investment is based on the level of our Federal Home Loan Bank borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2015 or 2014.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return.

At December 31, 2015 our investment security portfolio had a fair value of $28.6 million, and consisted primarily of mortgage-backed securities, securities of U.S. Government Agencies and municipal bonds. All investment securities as of December 31, 2015 were classified as available-for-sale. Bonds secured by adjustable rate loans were 24.6% of the total portfolio.

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost to determine whether or not the impairment is deemed to be other than temporary. Other than temporary impairment is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. At December 31, 2015 our investment securities had a fair value of $28.6 million and a net unrealized loss of $216,000. The decline in fair value is attributable to changes in interest rates and liquidity and not credit quality. The Bank does not have the intent to sell these securities before maturity and it is unlikely that it will be required to sell them before their anticipated recovery. Therefore the Bank does not consider the decline to be other than temporary. No other-than-temporary impairment was recognized for any periods from 2012 through December 31, 2015.

Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rates on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally U.S. government agencies and government-sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as Putnam Bank, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.

At December 31, 2015 mortgage-backed securities totaled $23.3 million, or 81.3% of total securities, of which, 31% were backed by adjustable rate mortgage loans and 69% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 1.55% at December 31, 2015.

Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

U.S. Government and Government-Sponsored Securities. At December 31, 2015, our U.S. Government and government-sponsored securities portfolio totaled $3.5 million, or 12.1% of total securities. While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Municipal Obligations. At December 31, our investment in municipal obligations totaled $1.9 million or 6.6% of total securities and 0.7% of total assets. The Bank’s investment in municipal bonds may not exceed 3% of total assets. Municipal obligations generally carry a higher interest rate than U. S. Government obligations but also carry a higher credit risk.

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

At December 31, 2015, our deposits totaled $225.7 million. Interest-bearing deposits totaled $187.7 million and noninterest-bearing deposits totaled $38.0 million. Savings, money market and checking deposits totaled $113.6 million, and certificates of deposit totaled $74.1 million, of which $39.1 million had maturities of one year or less.

Subsidiary Activities

Alamogordo Financial Corp. has no subsidiaries other than Bank 34.

Personnel

At December 31, 2015, Bank 34 had 97 full-time employees and one part-time employee, none of whom was party to a collective bargaining agreement. Bank 34 believes it has a good working relationship with its employees.

FEDERAL AND STATE TAXATION

General. Alamogordo Financial Corp. reports its income on a calendar year basis using the accrual method of accounting.

Federal Taxation. The federal income tax laws apply to Alamogordo Financial Corp. in the same manner as to other corporations. Alamogordo Financial Corp. files a consolidated federal income tax return with Bank 34. For the year ended December 31, 2015, there was consolidated federal taxable income before applying net operating loss carryforward of $1.4 million and an ending consolidated federal net operating loss carryforward of $7.6 million. The federal net operating loss may be carried over for utilization against federal taxable income in future years, subject to some limitations, for 20 years from the date of origination of the loss.

New Mexico State Taxation. AF Mutual Holding Company and Alamogordo Financial Corp. are subject to the New Mexico corporation income tax and state corporation license tax (franchise tax).  The current New Mexico corporate tax rates use a graduated rate structure with 4.8% being the lowest rate on New Mexico taxable income not over $500,000, and 6.9% being the highest rate on New Mexico income in excess of $1.0 million.

Because Alamogordo Financial Corp. and Bank 34 are currently filing a consolidated corporate federal income tax return, the consolidated group also files a consolidated New Mexico corporate income tax return.

If a corporation is doing business outside of the State of New Mexico, an apportionment percentage is applied to the New Mexico tax. The apportionment also allows for the subtraction of non-business income from other state sources, and uses a three-factor apportionment of sales, property and payroll to determine a percentage of the New Mexico tax that is subject to tax. Because Alamogordo Financial Corp. is currently doing business in Arizona and Texas, such operations reduce the New Mexico state taxes owed.

New Mexico net operating losses generated on or after taxable years beginning January 1, 2013 may be carried forward for twenty years or until the amount of loss carryover has been used, whichever occurs first. New Mexico net operating losses generated in taxable years beginning before January 1, 2013 may be carried forward five years. Also, New Mexico no longer provides for an alternative minimum tax. However, there is a $50 annual New Mexico franchise tax required for each corporation. Bank 34 is also subject to the annual $50 New Mexico franchise tax.

Arizona State Taxation. Bank 34 operates in Arizona and is subject to Arizona state income tax and accordingly files a consolidate Arizona state income tax return. The current Arizona corporate tax rate is 6% of Arizona taxable income. If there is an Arizona loss for the year, then a minimum tax of $50 is due. A taxpayer filing a combined or consolidated return is considered a single taxpayer, subject to one minimum tax.

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

Texas State Taxation. In 2015, Bank 34 opened a loan production office in El Paso, Texas. Due to the physical presence in the state, AF Mutual Holding Company, Alamogordo Financial Corp., and Bank 34 must file a combined franchise tax return. The current Texas corporate franchise tax rate is .75% of Texas revenue. If a corporation qualifies for the EZ franchise tax report, then the franchise tax rate is .331%.

Taxable income for corporations subject to Texas franchise tax is based upon the gross margin of gross revenue less certain modifications. If a corporation is doing business outside of the State of Texas, an apportionment percentage is applied to Texas revenue. The apportionment uses a single sales factor to determine a percentage of the Texas revenue that is subject to tax. Since Texas taxes corporations based upon revenue, no net operating losses are generated.

  SUPERVISION AND REGULATION

General. As a federal savings association, Bank 34 is subject to examination and regulation by the OCC, and is also subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). The federal system of regulation and supervision establishes a comprehensive framework of activities in which Bank 34 may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

Bank 34 also is regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, Bank 34 is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank System. Bank 34’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Bank 34’s loan documents.

As savings and loan holding companies, Alamogordo Financial Corp. and AF Mutual Holding Company are subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Alamogordo Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Bank 34 and Alamogordo Financial Corp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Bank 34, Alamogordo Financial Corp. and AF Mutual Holding Company. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Alamogordo Financial Corp., AF Mutual Holding Company, Bank 34 and their operations.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Bank 34 may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Bank 34 may also establish subsidiaries that may engage in certain activities not otherwise permissible for Bank 34, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have made such an election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

At December 31, 2015, Bank 34’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, Bank 34 was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Bank 34 must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Bank 34 must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Bank 34 also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2015, Bank 34 satisfied the QTL test.

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

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Bank 34, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Bank 34 received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Bank 34. Alamogordo Financial Corp. will be an affiliate of Bank 34 because of its control of Bank 34. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Bank 34’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Bank 34’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Bank 34’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

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

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action Regulations. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable Office of the Comptroller of the Currency regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Reserve Board to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At December 31, 2015, Bank 34 met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC insured financial institutions such as Bank 34. Deposit accounts in Bank 34 are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, which has exercised that discretion by establishing a long range fund ratio of 2%.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized FICO assessment was equal to 0.60 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Bank 34. Management cannot predict what assessment rates will be in the future.

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

Privacy Regulations. Federal regulations generally require that Bank 34 disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Bank 34 is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Bank 34 currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA Patriot Act. Bank 34 is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

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

Federal Home Loan Bank System. Bank 34 is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Dallas, Bank 34 is required to acquire and hold a specified number of shares of capital stock in the Federal Home Loan Bank. As of December 31, 2015, Bank 34 was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Bank 34 are subject to state usury laws and federal laws concerning interest rates. Bank 34’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Bank 34 also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

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

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in December 2014 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets. Regulations implementing this amendment were effective May 15, 2015. Consequently, savings and loan holding companies of under $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

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

Bank 34 conducts its business through four full-service and three loan production offices. The following table sets forth certain information relating to our offices at December 31, 2015.

			Net
	Year	Owned or	Book Value at
	Opened/Acquired	Leased	December 31, 2015

	(Dollars in thousands)
Main Office:
500 East 10th Street	1997	Owned	$4,318
Alamogordo, New Mexico 88310

Branch Office:
220 North Telshor Boulevard	2010	Owned	$2,474
Las Cruces, New Mexico 88011

Branch Office:
14155 N. 83rd Avenue	2014	Leased	$167
Suite 117
Peoria, Arizona 85381

Branch Office:
14850 N Scottsdale Road	2015	Leased	$-
Suite 100
Scottsdale, Arizona 85254

Scottsdale, AZ Loan Production Office:
4835 E. Cactus Road	2015	Leased	$-
Suite 150
Scottsdale, Arizona 85254

El Paso, TX Loan Production Office:
6350 Escondido Drive	2015	Leased	$-
Suite A15
El Paso, Texas 79912

Albuquerque, NM Loan Production Office:
6565 Americas Parkway North East	2015	Leased	$-
Suite 204
Albuquerque, New Mexico 87110

The net book value of our investment in premises and equipment was $9.8 million at December 31, 2015.

ITEM 3.	Legal Proceedings

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

Our common stock is listed on the OTCQB under the symbol “ALMG.” As of March 22, 2016, we had 607 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,679,500 shares of common stock outstanding. The following table sets forth market price information for our common stock. We did not declare a dividend for any of the periods listed.

Quarter Ended	High	Low
December 31, 2015	$18.00	$16.02
September 30, 2015	$20.00	$16.75
June 30, 2015	$20.38	$14.75
March 31, 2015	$16.10	$14.80

December 31, 2014	$16.50	$14.90
September 30, 2014	$16.00	$15.51
June 30, 2014	$15.75	$15.17
March 31, 2014	$15.75	$15.30

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

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2015.

ITEM 6.	Selected Financial Data

You should read the following summary financial information in connection with our historical financial information, which appears elsewhere in this annual report. The selected historical financial data at December 31, 2015 and 2014, for the year ended December 31, 2015, for the six months ended December 31, 2014 and for the years ended June 30, 2014 and 2013 is derived in part from the audited consolidated financial statements that appear in this report. The information at June 30, 2014, 2013, 2012 and 2011 and for the year ended June 30, 2012 is derived in part from audited consolidated financial statements that do not appear in this report. The information for the year ended December 31, 2014 and the six months ended December 31, 2013 is unaudited.

	At December 31,		At June 30,
	2015	2014	2014	2013	2012	2011
	(Dollars in thousands)
Selected Financial Condition:
Total assets	$270,984	$246,954	$167,785	$174,310	$184,766	$183,744
Cash and cash equivalents	19,825	14,824	9,946	4,216	4,549	2,378
Available-for-sale securities	28,631	29,018	38,959	55,340	41,271	21,245
Loans held for investment, net	192,137	173,990	90,998	89,390	111,266	135,435
Loans held for sale	11,381	9,429	10,279	6,295	6,885	2,781
Deposits	225,700	201,939	134,673	135,517	143,421	136,363
Federal Home Loan Bank advances	13,000	12,500	8,810	13,327	15,502	18,093
Stockholders' equity	29,644	29,336	22,184	23,597	24,676	28,168

	Years Ended		Six Months Ended		Years Ended
	December 31,		December 31,		June 30,
	2015	2014	2014	2013	2014	2013	2012
		(unaudited)		(unaudited)
	(In thousand, except per share data)
Selected Operating Data:
Interest income	$12,224	$8,367	$4,894	$3,467	$6,940	$7,503	$8,524
Interest expense	1,434	1,394	767	736	1,363	1,831	2,194
Net interest income	10,790	6,973	4,127	2,731	5,577	5,672	6,330
Provision (credit) for loan losses	694	50	50	-	-	(121)	2,939
Net interest income after provision (credit) for loan losses	10,096	6,923	4,077	2,731	5,577	5,793	3,390
Non-interest income (1)	4,903	6,243	4,473	1,314	3,083	3,596	1,039
Non-interest expense (2)	14,658	12,766	7,528	4,656	9,895	9,486	7,797
Income (loss) before income taxes	341	399	1,023	(611)	(1,235)	(97)	(3,367)
Income taxes	20	74	74	-	-	36	26
Net income	$321	$326	$949	$(611)	$(1,235)	$(133)	$(3,393)
Income (loss) per share - basic	$0.19	$0.23	$0.61	$(0.47)	$(0.95)	$(0.10)	$(2.57)
Income (loss) per share - diluted	$0.19	$0.23	$0.61	$(0.47)	$(0.95)	$(0.10)	$(2.57)

(1)	Non-interest income for the year ended December 31, 2014 and the six months ended December 31, 2014 includes a bargain purchase gain of $2.9 million in connection with the acquisition of Bank 1440.
(2)	Non-interest expense for the years ended December 31, 2015 and 2014, the six months ended December 31, 2014 and 2013 and the years ended June 30, 2014, 2013 and 2012 includes merger-related expenses of $100,000, $1.4 million, $801,000, $344,000, $920,000, $234,000, and $0, respectively.

	At or For the
	Years Ended		Six Months Ended		Years Ended
	December 31,		December 31, (5)		June 30,
	2015	2014	2014	2013	2014	2013	2012
Performance Ratios:
Return on average assets (ratio of net income (loss) to average total assets)	0.12%	0.17%	0.84%	(0.71)%	(0.73)%	(0.07)%	(1.84)%
Return on average equity (ratio of net income (loss) to average stockholders' equity)	1.08%	1.29%	6.77%	(5.36)%	(5.46)%	(0.55)%	(12.84)%
Net interest rate spread (1)	4.36%	3.77%	3.84%	3.39%	3.52%	3.34%	3.65%
Net interest margin (2)	4.47%	3.89%	3.96%	3.52%	3.66%	3.50%	3.82%
Noninterest expense to average assets	5.64%	6.51%	6.68%	5.39%	5.84%	5.29%	4.24%
Dividend payout ratio	-%	-%	-%	-%	-%	-%	(4.23)%
Efficiency ratio (3)	93.41%	96.60%	87.53%	115.10%	114.26%	102.34%	105.81%
Average interest-earning assets to average interest-bearing liabilities	118.80%	116.20%	116.27%	113.73%	114.88%	114.50%	112.88%

Capital Ratios:
Total capital to risk-weighted assets (Bank only)	16.93%	17.09%	17.09%	24.66%	23.89%	25.77%	22.06%
Tier 1 capital to risk-weighted assets (Bank only)	15.91%	16.13%	16.13%	23.41%	22.64%	24.51%	20.80%
Tier 1 capital to average assets (Bank only)	11.06%	11.68%	11.68%	13.89%	13.36%	13.63%	12.93%
Average stockholders' equity to average total assets	11.46%	12.88%	12.44%	13.20%	13.34%	13.41%	14.36%

Asset Quality Ratios:
Allowance for loan losses to total gross loans less acquired loans (4)	1.28%	1.50%	1.50%	1.85%	1.77%	2.00%	2.02%
Allowance for loan losses to nonperforming loans (4)	102.71%	209.50%	209.50%	288.83%	371.33%	242.23%	63.93%
Net (charge-offs) recoveries to average loans	(0.25)%	(0.06)%	0.02%	(0.19)%	(0.18)%	(0.45)%	(2.34)%
Nonperforming loans to total gross loans	0.95%	0.46%	0.46%	0.64%	0.48%	0.82%	3.15%
Nonperforming assets and accruing troubled debt restructurings to total assets	0.79%	0.86%	0.86%	1.43%	1.05%	1.52%	3.46%

Other Data:
Number of full service offices	4	4	4	2	2	2	2
Full time equivalent employees	98	75	75	60	65	66	59

(1)	Net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	There is no allowance for loan losses on loans acquired in the acquisition of Bank 1440.
(5)	Ratios for six-month periods have been annualized.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of and for the year ended December 31, 2015 and 2014, for the six months ended December 31, 2014 and 2013, and as of and for the years ended June 30, 2014 and 2013 has been derived from the consolidated financial statements that appear elsewhere in this annual report. You should read the information in this section in conjunction with the business and financial information regarding Alamogordo Financial Corp. and the financial statements provided in Part II, Item 8 of this annual report.

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

Further information regarding the merger transaction can be found in Note 2 of the Audited Consolidated Financial Statements in Part II, Item 8 of this annual report.

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

Valuation of Deferred Tax Assets. At December 31, 2015, we established a valuation allowance of $4.1 million for deferred tax assets based on our assessment of net deferred tax assets that are more-likely-than-not to be realized. In evaluating our ability to realize deferred tax assets, management considers all positive and negative information, including our past operating results and our forecast of future taxable income. In determining future taxable income, management utilizes a budget process that makes business assumptions and the implementation of feasible and prudent tax planning strategies. We also utilize a monthly forecasting tool to incorporate activity throughout the calendar year. These assumptions require us to make judgments about our future taxable income that are consistent with the plans and estimates we use to manage our business. The net deferred tax asset is offset by an equal valuation allowance. Any change in estimated future taxable income may result in a reduction of the valuation allowance against the deferred tax asset which would result in income tax benefit in the period.

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

	For the Year Ended December 31,
	2015			2014
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$198,999	$11,644	5.87%	$126,679	$7,492	5.91%
Interest-earning deposits	8,010	19	0.24%	8,043	17	0.21%
Securities	32,635	506	1.55%	43,398	843	1.94%
Federal Home Loan Bank stock	1,114	42	3.81%	628	12	1.93%
Other	506	13	2.55%	421	3	0.71%
Total interest-earning assets	241,264	12,224	5.07%	179,169	8,367	4.67%
Noninterest-earning assets	18,691			16,831
Total assets	$259,955			$196,000

Interest-bearing liabilities:
Checking, money market and savings accounts	$104,798	$719	0.69%	$68,176	$372	0.55%
Certificates of deposit	78,091	653	0.84%	74,139	686	0.92%
Total deposits	182,889	1,372	0.75%	142,315	1,058	0.74%
Advances from FHLB of Dallas	20,196	62	0.31%	11,878	336	2.83%
Total interest-bearing liabilities	203,085	1,434	0.71%	154,193	1,394	0.90%
Non-interest bearing deposits	24,570			14,488
Non-interest bearing liabilities	2,503			2,072
Total liabilities	230,158			170,753
Stockholders' equity	29,797			25,247
Total liabilities and stockholders' equity	$259,955			$196,000

Net interest income		$10,790			$6,973
Net interest rate spread (1)			4.36%			3.77%
Net interest-earning assets (2)	$38,179			$20,954

Net interest margin (3)			4.47%			3.89%
Average interest-earning assets to average interest-bearing liabilities			118.80%			116.20%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

	Six Months Ended December 31,
	2014			2013
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$149,954	$4,429	5.86%	$93,871	$2,985	6.31%
Interest-earning deposits	9,134	10	0.21%	5,902	6	0.20%
Securities	46,356	445	1.90%	53,192	475	1.77%
Federal Home Loan Bank stock	678	10	2.95%	696	1	0.29%
Other	634	-	0.00%	219	-	0.00%
Total interest-earning assets	206,756	4,894	4.70%	153,880	3,467	4.47%
Noninterest-earning assets	18,662			19,008
Total assets	$225,418			$172,888

Interest-bearing liabilities:
Checking, money market and savings accounts	$83,832	$256	0.61%	$51,294	$121	0.47%
Certificates of deposit	79,844	350	0.87%	70,987	387	1.08%
Total deposits	163,676	606	0.73%	122,281	508	0.82%
Advances from FHLB of Dallas	14,147	161	2.26%	13,018	228	3.47%
Total interest-bearing liabilities	177,823	767	0.86%	135,299	736	1.08%
Non-interest bearing deposits	17,134			12,937
Non-interest bearing liabilities	2,425			1,838
Total liabilities	197,382			150,074
Stockholders' equity	28,036			22,814
Total liabilities and stockholders' equity	$225,418			$172,888

Net interest income		$4,127			$2,731
Net interest rate spread (2)			3.84%			3.39%
Net interest-earning assets (3)	$28,933			$18,581

Net interest margin (4)			3.96%			3.52%
Average interest-earning assets to average interest-bearing liabilities			116.27%			113.73%

(1)	Ratios for the six month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

	Years Ended June 30,
	2014			2013
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$98,407	$6,049	6.15%	$109,054	$6,819	6.25%
Interest-earning deposits	6,414	12	0.19%	3,563	15	0.42%
Securities	46,844	873	1.86%	48,307	663	1.37%
Federal Home Loan Bank stock	637	3	0.47%	732	3	0.38%
Other	212	3	1.42%	212	3	1.43%
Total interest-earning assets	152,514	6,940	4.55%	161,868	7,503	4.64%
Noninterest-earning assets	17,005			17,597
Total assets	$169,519			$179,465

Interest-bearing liabilities:
Checking, money market and savings accounts	$51,773	$237	0.46%	$49,151	$277	0.56%
Certificates of deposit	69,674	722	1.04%	77,805	973	1.25%
Total deposits	121,447	959	0.79%	126,956	1,250	0.98%
Advances from FHLB of Dallas	11,309	404	3.57%	14,415	581	4.03%
Total interest-bearing liabilities	132,756	1,363	1.03%	141,371	1,831	1.30%
Non-interest bearing deposits	12,372			12,514
Non-interest bearing liabilities	1,777			1,517
Total liabilities	146,905			155,402
Stockholders' equity	22,614			24,063
Total liabilities and stockholders' equity	$169,519			$179,465

Net interest income		$5,577			$5,672
Net interest rate spread (1)			3.52%			3.34%
Net interest-earning assets (2)	$19,758			$20,497

Net interest margin (3)			3.66%			3.50%
Average interest-earning assets to average interest-bearing liabilities			114.88%			114.50%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Rate/Volume Analysis

The following tables presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2015 vs. 2014
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$4,208	$(56)	$4,152
Interest-earning deposits	(0)	2	2
Securities	(209)	(128)	(337)
Federal Home Loan Bank of Dallas stock	9	21	30
Other	1	9	10
Total interest-earning assets	4,009	(152)	3,857

Interest-bearing liabilities:
Checking, money-market and savings accounts	200	147	347
Certificates of deposit	37	(70)	(33)
Total deposits	237	77	314
Advances from FHLB of Dallas	235	(509)	(274)
Total interest-bearing liabilities	472	(432)	40
Change in net interest income	$3,537	$280	$3,817

	Six Months Ended December 31, 2014 vs. 2013			Years Ended June 30, 2014 vs. 2013
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$1,639	$(195)	$1,444	$(656)	$(114)	$(770)
Interest-earning deposits	5	-	5	(10)	7	(3)
Securities	(73)	42	(31)	(19)	229	210
Federal Home Loan Bank of Dallas stock	-	9	9	-	-	-
Other	-	-	-	-	-	-
Total interest-earning assets	1,571	(144)	1,427	(685)	122	(563)

Interest-bearing liabilities:

Checking, money-market and savings accounts	92	43	135	16	(56)	(40)
Certificates of deposit	65	(102)	(37)	(95)	(156)	(251)
Total deposits	157	(59)	98	(79)	(212)	(291)
Advances from FHLB of Dallas	22	(89)	(67)	(116)	(61)	(177)
Total interest-bearing liabilities	179	(148)	31	(195)	(273)	(468)
Change in net interest income	$1,392	$4	$1,396	$(490)	$395	$(95)

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Cash and cash equivalents increased $5.0 million to $19.8 million at December 31, 2015 from $14.8 million at December 31, 2014. The increase is primarily the result of an increase in noninterest bearing deposits in late December 2015.

Loans held for investment increased $18.3 million, or 10.4%, to $194.0 million at December 31, 2015 from $175.7 million at December 31, 2014. The increase was primarily due to a $16.7 million, or 12.9%, increase in commercial real estate loans. Most of the growth was in our Arizona market.

Loans held for sale increased $2.0 million to $11.4 million at December 31, 2015 from $9.4 million at the end of the prior year. We currently sell a significant majority of the one- to four-family residential real estate loans we originate in the secondary market. The balances at any month end vary based upon the timing and volume of current loan originations and sales.

Available for sale securities decreased $0.4 million to $28.6 million at December 31, 2015 from $29.0 million at December 31, 2014. In January of 2015 the Bank grew it securities portfolio $7.5 million by purchasing $9.8 million of securities and selling $2.3 million of securities. During the remainder of 2015 the Bank did not initiate any purchase or sale activities and allowed its portfolio to decrease by using the monthly pay downs on securities to fund loan growth which improves our earning asset mix and net interest margin. The January activities were part of a repositioning of the portfolio that began in December 2014 and was designed to reduce the risk in the portfolio. We sold corporate bonds acquired in the merger, smaller positions and longer duration securities in favor of larger balance, shorter duration mortgage backed issues.

The core deposit intangible recorded in connection with the merger of Bank 1440, decreased $102,000 to $363,000 at December 31, 2015 from $465,000 at December 31, 2014 reflecting normal amortization.

Total deposits increased $23.8 million, or 11.8%, to $225.7 million at December 31, 2015 from $201.9 million at December 31, 2014. The increase includes a $20.0 million, or 111.2% increase in non-interest bearing demand deposits and a $13.0 million, or 13.0% increase in savings and money market deposits, partially offset by a $9.3 million, or 11.1% decrease in time deposits. The Company has been growing noninterest bearing demand and saving and money market balances while allowing non-core certificates of deposit to run off at maturity to improve the deposit mix and reduce the cost of funds. Most of the growth in noninterest bearing demand deposits was the result of efforts to encourage new commercial loan customers to move their business operating accounts to us.

Borrowings, consisting solely of Federal Home Loan Bank advances, increased $500,000 to $13.0 million at December 31, 2015 from $12.5 million at December 31, 2014. We utilized short-term borrowings during the course of the year to fund the origination of loans held for sale and some portfolio loans, but reduced such borrowings at the end of the year.

Total stockholders’ equity increased $307,000, or 1.0%, to $29.6 million at December 31, 2015 from $29.3 million at December 31, 2014. The growth was primarily due to net income for the year of $321,000.

Comparison of Operating Results for the Year Ended December 31, 2015 and the Twelve Months Ended December 31, 2014

General. The acquisition of Bank 1440 was consummated on August 29, 2014 and the material increase in assets from Bank 1440 makes direct comparisons between the two periods less meaningful. On September 24, 2015 the Company also announced the expansion of its mortgage banking program in Scottsdale, Arizona and Albuquerque, New Mexico adding 22 full-time equivalent employees and entering into leases for additional space in Scottsdale, Arizona and Albuquerque, New Mexico. Operating results for the fourth quarter and year ended December 31, 2015 were negatively affected as the start-up period operating costs exceeded revenue generated by this new operation.

The Company had net income of $321,000 for the year ended December 31, 2015, compared to $326,000 for the twelve months ended December 31, 2014. In August 2014, a bargain purchase gain of $2.9 million was recorded in connection with the acquisition. We incurred $100,000 out-of-pocket merger-related expenses in the year ended December 31, 2015, compared to $1.4 million of such expenses in the twelve months ended December 31, 2014. Other than the bargain purchase gain and merger-related expenses, the Company had $420,000 of net income in year ended December 31, 2015 compared to a net loss of $1.2 million for the twelve months ended December 31, 2014.

Interest Income. Interest income increased $3.9 million, or 46.1%, to $12.2 million for the year ended December 31, 2015 from $8.4 million for the twelve months ended December 31, 2014. The increase was due to a $62.1 million, or 34.7%, increase in average interest-earning assets and an improvement in asset mix as loans, our highest yielding assets, increased to 82.5% of average interest-earning assets from 70.7% of average interest-earning assets. The yield on average interest-earning assets increased 40 basis points to 5.07% for the year ended December 31, 2015 from 4.67% for the twelve months ended December 31, 2014 due mostly to the improvement in asset mix. Interest and fees on loans increased $4.1 million, or 55.4%, to $11.7 million for the year ended December 31, 2015, from $7.5 million for the twelve months ended December 31, 2014, partially offset by a $337,000, or 40.0%, decrease in interest income on available-for-sale securities. Interest income on loans increased due primarily to a $72.3 million, or 57.1%, increase in average loan balances, due to both the merger and organic growth. The average balance of securities decreased $10.8 million, or 24.8%, to $32.6 million for the year ended December 31, 2015, compared to $43.4 million for the twelve months ended December 31, 2014, and the average yield decreased from 1.94% in 2014 to 1.55% in 2015. The securities yield for the year ended December 31, 2015 was negatively affected by a lower interest rate environment and accelerated prepayments on mortgage-backed securities purchased at premiums, accelerating premium amortization expense in the year.

Interest Expense. Interest expense increased $40,000, or 2.9%, and was $1.4 million for each of the years ended December 31, 2015 and 2014. The increase was the result of an increase in interest expense on deposits, partially offset by a decrease in interest expense on borrowings.

Interest paid on checking, money market and savings accounts increased $347,000, or 93%, to $719,000 for the year ended December 31, 2015 from $372,000 for the twelve months ended December 31, 2014. The average rate we paid on such deposit accounts increased 14 basis points to 0.69% for the year ended December 31, 2015 from 0.55% for the twelve months ended December 31, 2014 and the average balance increased $36.6 million, or 53.7%, to $104.8 million for the year ended December 31, 2015 from $68.2 million for the twelve months ended December 31, 2014. The average rates we pay on these accounts is considerably higher in the Arizona market we entered with the Bank 1440 acquisition in August 2014 and were in for all of 2015.

Interest on borrowings decreased $274,000 to $62,000 for the year ended December 31, 2015 compared to $336,000 for the twelve months ended December 31, 2014, despite a 70.0% increase in average balances due to the replacement of longer-term, higher rate borrowings with shorter term, lower rate borrowings in December 2014. We prepaid $6.4 million of long-term FHLB advances in December 2014 with average interest rates of 4.00%, and incurred prepayment penalties of $532,000. There were no prepayment penalties in 2015. As a result, the average rate paid on borrowings decreased 252 basis points to 0.31% for the year ended December 31, 2015 from 2.83% for the twelve months ended December 31, 2014. In 2015, we funded the origination of loans held for sale and some portfolio loan growth with low cost, short-term borrowings as our average FHLB advances increased $8.3 million, or 70.0%, to $20.2 million for the year ended December 31, 2015 from $11.9 million for the twelve months ended December 31, 2014. Our year end December 31, 2015 loans held for sale balance and borrowing balances were approximately equal.

Net Interest Income. Net interest income increased $3.8 million, or 54.7%, to $10.8 million for the year ended December 31, 2015 from $7.0 million for the twelve months ended December 31, 2014, as a result of a higher balance of net interest-earning assets and a higher net interest rate spread. Our average net interest-earning assets increased by $62.1 million, or 34.7%, to $241.3 million for the year ended December 31, 2015 from $179.2 million for the twelve months ended December 31, 2014 due primarily to the merger. Our net interest rate spread improved by 59 basis points to 4.36% for the year ended

December 31, 2015 from 3.77% for the twelve months ended December 31, 2014, as we carried 82.5% of our average interest-earning assets in loans, our highest yielding assets, for the year ended December 31, 2015, compared to 70.7 % in loans for 2014. This repositioning of our asset portfolio was achieved through the merger in August 2014, organic loan growth and sales of securities in December 2014 and early 2015, which were not completely replaced during reinvestment. Our cost of borrowings decreased to 0.71% for the year ended December 31, 2015 from 0.90% for the twelve months ended December 31, 2014 due to the prepayment of longer-term, higher rate FHLB advances in December 2014 and the continued low interest rate environment.

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

After an evaluation of these factors, we recorded a provision for loan losses of $694,000 for the year ended December 31, 2015, compared to $50,000 for the twelve months ended December 31, 2014. The provision for loan losses in the year ended December 31, 2015 was recorded due to growth in the loan portfolio of $18.3 million, or 10.4%, a $354,000 partial write-off of two loans in the fourth quarter of 2015, and the increased percentage of commercial loans in the portfolio, which generally carry a higher risk than residential real estate loans.

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

Noninterest Income. Noninterest income decreased $1.3 million, or 21.5%, to $4.9 million for the year ended December 31, 2015 from $6.2 million for the twelve months ended December 31, 2014 due primarily to the $2.9 million bargain purchase gain from the merger recorded in the September 2014 quarter.

Gain on sale of loans increased $1.8 million or 60.5%, to $4.8 million for the year ended December 31, 2015 from $3.0 million for the twelve months ended December 31, 2014 as the Company has continued to expand its secondary mortgage loan operation. During the year ended December 31, 2015, we sold $143.6 million of mortgage loans for a gain of $4.4 million and $5.1 million of SBA loans for a gain of $500,000, compared to $93.7 million of mortgage loan sales and $1.6 million of SBA loan sales during the twelve months ended December 31, 2014 for gains of $2.8 million and $168,000, respectively. We realized a 3.0% average premium (gain on sale/sold loans) on the sales of mortgage loans for the year of 2015 and to 3.0% for the twelve months ended December 31, 2014. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense increased $1.9 million, or 14.8%, to $14.7 million for the year ended December 31, 2015 from $12.8 million for the twelve months ended December 31, 2014 due primarily to higher salaries and benefits, occupancy, data processing fees, professional fees and other noninterest expense, partially offset by lower merger-related expenses. The increases in expenses resulted primarily from the acquisition of Bank 1440 as average assets for the year ended December 31, 2015 were 32.6% larger than 2014.

Merger-related expenses for year ended December 31, 2015 were $100,000, compared to $1.4 million for the twelve months ended December 31, 2014.  Legal, consulting and data processing costs were the largest elements of merger-related expense.  Merger-related costs were being incurred over a year before the August 29, 2014 acquisition of Bank 1440.  The Company operated on two core operating systems and numerous other redundant ancillary systems from the August 29, 2014 merger date until late March 2015 when all the prior systems were converted.  The systems conversions have resulted in enhanced operating efficiencies. The majority of merger-related expenses, totaling $801,000, were expensed in the six months ended December 31, 2014.  Material duplicative costs and exit fees from the old systems were expensed and classified as merger-related in our statement of comprehensive income as soon as those expense amounts were reasonably estimable and probable.  The Company does not expect to incur any merger-related expenses related to the Bank 1440 transaction in the future.

Provision for Income Taxes. The Company had pre-tax income of $341,000 for the year ended December 31, 2015 and $399,000 for the twelve months ended December 31, 2014. A provision for income tax expense of $20,000 and $74,000 was recorded for the year ended December 31, 2015 and the twelve months ended December 31, 2014, respectively. The provision for 2015 was the result of the alternative minimum tax. In the twelve months ended December 31, 2014, it was determined that income tax receivables were overstated by $74,000 and that amount was written off as tax expense. The Company has net operating loss carry-forwards from prior periods which offset income for both periods so no other income tax expense or income tax benefits were recorded.

Comparison of Operating Results for the Six Months Ended December 31, 2014 and 2013

General. Since the merger was consummated on August 29, 2014, income for the six months ended December 31, 2014 includes two months without and four months with the operating results of Bank 1440. The merger increased assets $84.5 million, representing a 50.4% increase over June 30, 2014’s total assets. This material increase in assets from Bank 1440 and the timing of the merger within the six months period ended of December 31, 2014 will make direct comparisons between the two periods less meaningful.

We generated net income of $949,000 in the six months ended December 31, 2014, compared to a net loss of $611,000 for the six months ended December 31, 2013, which represented a favorable change of $1.56 million. Larger items representing net favorable variances of $1.59 million included:

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

  Interest Income. Interest income increased $1.4 million, or 41.2%, to $4.9 million for the six months ended December 31, 2014 from $3.5 million for the six months ended December 31, 2013. Most of the increase was due to interest and fees on loans which increased $1.4 million, or 48.4%, to $4.4 million for the six months ended December 31, 2014, from $3.0 million for the six months ended December 31, 2013, partially offset by a $30,000 or 6.3% decrease in available-for-sale securities interest. The loan interest income increase was primarily due to 59.7% increase in average loan balances, due to the merger, and organic growth, partially offset by a 45 basis point decrease in loan yields to 5.86% from 6.31% as market rates continued to decline. The average interest rates on loans acquired in the merger were somewhat higher than those already in our portfolio, but amortization of the purchase accounting yield adjustment offset some of that benefit. The average balance of securities decreased 12.8% to $46.4 million for the six months ended December 31, 2014, compared to $53.2 million in 2013 but the average yield increased 13 basis points. The average interest rates on securities acquired in the merger were higher than those already in our portfolio, but this was partially offset by the shortening of the duration and the sales of corporate securities in the December 2014 portfolio restructuring.

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

Noninterest Income. Noninterest income increased $3.2 million, or 240.3%, to $4.5 million for the six months ended December 31, 2014 from $1.3 million for the six months ended December 31, 2013. The bargain purchase gain from the merger in 2014 accounted for $2.9 million of the increase. In addition, gain on sale of loans increased $518,000, or 46.0%, to $1.6 million for the six months ended December 31, 2014 from $1.1 million for the six months ended December 31, 2013. We sold $48.9 million of mortgage loans and $1.6 million of SBA loans during the six months ended December 31, 2014, compared to sales of $45.7 million of mortgage loans and no sales of SBA loans during the six months ended December 31, 2013. We realized a more attractive average premium (gain on sale/sold loans) on mortgage loan sales for 2014. The premium increased to 3.3% of mortgage loans sold for the six months ended December 31, 2014, compared to 2.5% for the six months ended December 31, 2013. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates. Available-for-sale securities losses on sales increased $325,000 to $357,000 in the six months ended December 31, 2014 compared to $32,000 in the six months ended December 31, 2013 due to the 2014 portfolio restructuring.

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

The decrease in interest and fees on loans was due primarily to a decrease in average balances, which decreased $10.6 million, or 9.8%, to $98.4 million for 2014 from $109.0 million for 2013. Despite a $1.6 million increase in loans held for investment in the year ended June 30, 2014, the average balance decreased compared to the year ended June 30, 2013 due to declining balances throughout 2013. The ending balance at June 30, 2013 was $21.9 million, or 19.7%, below June 30, 2012 due to an acute focus on improving asset quality and a cautious attitude on pricing and underwriting risk which resulted in our losing some existing commercial and industrial loan clients to our competition. Our average loan yield decreased 10 basis points to 6.15% for 2014 from 6.25% for 2013 due primarily to a decrease in market rates on new loans and principal payments on older, higher yielding loans.

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

We had an allowance for loan losses of $1.6 million, or 1.77% of total loans held for investment and 371.33% of nonperforming loans at June 30, 2014, compared to an allowance for loan losses of $1.8 million, or 2.00% of total loans held for investment and 242.23% of nonperforming loans at June 30, 2013.

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

Loans Held for Investment

We originate residential real estate loans, including multi-family residential real estate loans, as well as commercial real estate loans, including construction loans, commercial and industrial loans and consumer and other loans. The following table sets forth the composition of our loans held for investment by type of loan at the dates indicated.

	At December 31,				At June 30,
	2015		2014		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Commercial real estate (1)	$146,644	75.3%	$129,949	73.7%	$55,103	59.3%	$48,081	52.6%	$62,666	55.0%	$76,325	55.2%
One- to four-family residential real estate	31,412	16.1	32,959	18.7	34,015	36.6	38,432	42.1	45,154	39.6	53,294	38.5
Commercial and industrial	10,235	5.3	8,594	4.9	2,787	3.0	3,346	3.7	5,622	4.9	7,868	5.7
Consumer and other	6,429	3.3	4,816	2.7	1,007	1.1	1,487	1.6	510	0.5	805	0.6
Total gross loans	194,720	100.0%	176,318	100.0%	92,912	100.0%	91,346	100.0%	113,952	100.0%	138,292	100.0%
Less:
Unamortized loan fees	(689)		(621)		(269)		(132)		(249)		(289)
Allowance for loan losses	(1,894)		(1,707)		(1,645)		(1,824)		(2,437)		(2,568)

Loans held for investment, net	$192,137		$173,990		$90,998		$89,390		$111,266		$135,435

(1)	Includes multi-family real estate loans.

The following table sets forth the contractual maturities of our loans held for investment at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

			One- to four-family
	Commercial real estate		residential real estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due during the years ending December 31,
2016	$11,829,725	5.49%	$1,002,676	6.17%
2017 to 2020	81,788,467	5.22%	4,774,309	5.35%
2021 and beyond	53,025,806	5.22%	25,635,452	5.64%
	$146,643,998	5.24%	$31,412,437	5.61%

	Commercial and industrial		Consumer and other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due during the years ending December 31,
2016	$3,414,729	5.92%	$1,776,689	6.05%	$18,023,819	5.66%
2017 to 2020	6,416,113	5.46%	4,603,143	4.68%	97,582,032	5.22%
2021 and beyond	404,650	5.57%	48,933	7.54%	79,114,841	5.36%
	$10,235,492	5.62%	$6,428,765	5.08%	$194,720,692	5.32%

The following table sets forth our fixed and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due after December 31, 2016
	Fixed	Adjustable	Total
Commercial real estate	$60,772,968	$74,041,305	$134,814,273
One- to four-family residential real estate	29,416,157	993,604	30,409,761
Commercial and industrial	2,583,519	4,237,244	6,820,763
Consumer and other	175,422	4,476,654	4,652,076
	$92,948,066	$83,748,807	$176,696,873

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

Nonperforming Assets. The following table sets forth information regarding our nonperforming assets.

	At December 31,		At June 30,
	2015	2014	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$1,490	$181	$99	$120	$701	$450
Commercial real estate	-	617	327	633	3,111	6,347
Commercial and industrial loans	354	17	17	-	-	180
Consumer and other loans	-	-	-	-	-	-
Total nonaccrual loans	1,844	815	443	753	3,812	6,977
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-	-	-	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	1,844	815	443	753	3,812	6,977
Other real estate (ORE)
One- to four-family residential real estate	-	-	17	297	24	330
Commercial real estate	306	820	820	1,095	2,031	2,554
Total other real estate	306	820	837	1,392	2,055	2,884
Other nonperforming assets	-	-	-	-	-	-
Total nonperforming assets	$2,150	$1,635	$1,280	$2,145	$5,867	$9,861

Ratios:
Nonperforming loans to gross loans held for investment	0.95%	0.46%	0.48%	0.82%	3.35%	5.05%
Nonperforming assets to total assets	0.79%	0.66%	0.76%	1.23%	3.18%	5.37%
Nonperforming assets to gross loans held for investment and ORE	1.10%	0.92%	1.37%	2.31%	5.06%	6.98%

Due to the increase in nonaccrual loans, the nonperforming asset ratios increased from December 2014 to December 2015.

Interest income that would have been recorded for the year ended December 31, 2015, had nonaccruing loans been current according to their original terms amounted to $95,000. Interest income that would have been recorded for the 12 months ended December 31, 2014, had nonaccruing loans been current according to their original terms amounted to $70,000. We recognized no interest income on these loans for the year ended December 31, 2015 or the 12 months ended December 31, 2014. Of such amounts, $0 was related to troubled debt restructurings for the year ended December 31, 2015 and $46,000 for the 12 months ended December 31, 2014.

In addition to nonperforming assets, as of December 31, 2015 and 2014 and June 30, 2014 and 2013 we had $0, $483,000, $489,000 and $505,000 of accruing troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates. The troubled debt restructurings as of December 31, 2014 and June 30, 2014 consisted of three commercial real estate loans and one commercial and industrial loan. As of December 31, 2015 and 2014 and June 30, 2014 and 2013 there were no specific allowances related to these loans, and at each date we had no commitments to lend additional amounts to the customers.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	30 to 59	60 to 89	90 Days
	Days	Days	or more
	Past Due	Past Due	Past Due
	(In thousands)
At December 31, 2015
Commercial real estate	$-	$-	$-
One- to four-family residential real estate	315	173	788
Commercial and industrial	-	-	-
Consummer and other	-	-	-
	$315	$173	$788

At December 31, 2014
Commercial real estate	$-	$894	$-
One- to four-family residential real estate	945	150	113
Commercial and industrial	-	-	-
Consummer and other	-	-	-
	$945	$1,044	$113

At June 30, 2014
Commercial real estate	$162	$-	$-
One- to four-family residential real estate	-	43	-
Commercial and industrial	-	-	-
Consummer and other	-	-	-
	$162	$43	$-

At June 30, 2013
Commercial real estate	$-	$-	$137
One- to four-family residential real estate	-	45	65
Commercial and industrial	-	-	-
Consummer and other	-	-	-
	$-	$45	$202

At June 30, 2012
Commercial real estate	$153	$-	$3,111
One- to four-family residential real estate	339	142	701
Commercial and industrial	-	-	-
Consummer and other	-	-	-
	$492	$142	$3,812

At June 30, 2011
Commercial real estate	$-	$-	$6,347
One- to four-family residential real estate	68	25	450
Commercial and industrial	-	-	180
Consummer and other	-	-	-
	$68	$25	$6,977

Classified Assets. Federal regulations require loans and other assets of lesser quality be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We designate an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2015 and 2014 and June 30, 2014. The classified assets total at December 31, 2015 includes $1.8 million of nonperforming loans.

	At December 31,		At June 30,
	2015	2014	2014
		(In thousands)
Classified assets:
Substandard loans	$4,052	$3,021	$2,437
Substandard ORE	306	820	837
Substandard assets	4,358	3,841	3,274
Doubtful	354	-	-
Loss	-	-	-
Total classified assets	$4,712	$3,841	$3,274

Special mention	$2,105	$657	$854

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

The following table sets forth activity in our allowance for loan losses (ALLL) for the periods indicated.

	Years Ended		Six Months Ended		Years Ended
	December 31,		December 31, (1)		June 30,
	2015	2014	2014	2013	2014	2013
	(Dollars in thousands)

Balance at beginning of period	$1,707	$1,733	$1,645	$1,824	$1,824	$2,437
Provision for (credit to) loan losses	694	50	50	-	-	(121)
Charge-offs:
One- to four-family residential real estate loans	(339)	(101)	(14)	-	(86)	(111)
Commercial real estate loans	-	-	-	(76)	(76)	(383)
Commercial and industrial loans	(354)	-	-	-	-	-
Consumer and other loans	-	(33)	(1)	(16)	(48)	(187)
Total charge-offs	(693)	(134)	(15)	(92)	(210)	(681)
Recoveries:
One- to four-family residential real estate loans	3	26	26	-	-	46
Commercial real estate loans	183	30	-	-	30	66
Commercial and industrial loans	-	-	-	-	-	-
Consumer and other loans	-	2	1	1	1	77
Total recoveries	186	58	27	1	31	189
Net (charge-offs) recoveries	(507)	(76)	12	(91)	(179)	(492)

Balance at end of period	$1,894	$1,707	$1,707	$1,733	$1,645	$1,824

ALLL to nonperforming loans	102.71%	209.50%	209.50%	288.83%	371.33%	242.23%
ALLL to total gross loans	0.97%	0.97%	0.97%	1.85%	1.77%	2.00%
ALLL to total gross loans less acquired loans	1.28%	1.50%	1.50%	1.85%	1.77%	2.00%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.25)%	(0.06)%	0.02%	(0.19)%	(0.18)%	(0.45)%

(1)	Ratios for the six month periods have been annualized.

The ratio of our allowance for loan losses to nonperforming loans decreased during the 12 months ended December 31, 2015 due to an increase in nonperforming loans. The ratio of the allowance for loan losses to total gross loans decreased in 2014 as a result of charge-offs recognized and the absence of any allowance for loan losses on loans acquired.

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

	At December 31,
	2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate loans	$656	16.13%	$388	18.69%
Commercial real estate loans	1,136	75.31	1,125	73.70
Commercial and industrial loans	64	5.26	178	4.88
Consumer and other loans	38	3.30	16	2.73
Total allocated allowance	$1,894	100.00%	$1,707	100.00%

	At June 30,
	2014		2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate loans	$375	36.61%	$196	42.07%	$262	39.63%	$196	38.54%
Commercial real estate loans	1,126	59.31	1,568	52.64	2,006	54.99	1,436	55.19
Commercial and industrial loans	129	3.00	55	3.66	55	4.93	925	5.69
Consumer and other loans	15	1.08	5	1.63	114	0.45	11	0.58
Total allocated allowance	$1,645	100.00%	$1,824	100.00%	$2,437	100.00%	$2,568	100.00%

Investments

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At December 31,				At June 30,
	2015		2014		2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities (1)	$23,450	$23,271	$21,797	$21,728	$30,094	$29,819	$45,497	$45,306
Agency securities	3,498	3,459	4,926	4,856	9,106	8,831	10,385	10,034
Municipal obligations	1,899	1,901	2,443	2,434	309	309	-	-
Total	$28,847	$28,631	$29,166	$29,018	$39,509	$38,959	$55,882	$55,340

(1)	Includes Freddie Mac, Ginnie Mae and Fannie Mae

  At December 31, 2015 and 2014 and June 30, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2015, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material.

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield

Mortgage-backed securities (1)	$-	-%	$21,256	1.56%	$2,194	1.44%	$-	-%	$23,450	$23,271	1.55%
Agency securities	-	-%	1,977	2.27%	1,521	2.24%	-	-%	3,498	3,459	2.26%
Municipal obligations	-	-%	1,899	2.53%	-	-%	-	-%	1,899	1,901	2.53%
	$-	-%	$25,132	1.69%	$3,715	1.77%	$-	-%	$28,847	$28,631	1.70%

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

Deposits. The following tables set forth the distribution of average total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
			(Dollars in thousands)
Deposit Type:
Non-interest bearing	$24,570	11.84%	-%	$14,488	9.24%	-%
Checking	30,080	14.50	0.50%	18,131	11.56	0.35%
Money market	63,298	30.51	0.84%	19,893	12.69	0.82%
Savings	11,420	5.51	0.34%	30,152	19.23	0.49%
Certificates of deposit	78,091	37.64	0.84%	74,139	47.28	0.92%
Total deposits	$207,459	100.00%	0.63%	$156,803	100.00%	0.64%

	For the Six Months Ended December 31,
	2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
			(Dollars in thousands)
Deposit Type:
Non-interest bearing	$17,134	9.48%	-%	$12,937	9.57%	-%
Checking	23,335	12.91	0.44%	12,727	9.41	0.20%
Money market	30,040	16.61	0.87%	9,155	6.77	0.65%
Savings	30,457	16.84	0.48%	29,412	21.75	0.53%
Certificates of deposit	79,844	44.16	0.87%	70,987	52.50	1.08%
Total deposits	$180,810	100.00%	0.66%	$135,218	100.00%	0.75%

	For the Years Ended June 30,
	2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
			(Dollars in thousands)
Deposit Type:
Non-interest bearing	$12,372	9.24%	-%	$12,514	8.97%	-%
Checking	12,783	9.55	0.20%	12,038	8.63	0.22%
Money market	9,365	7.00	0.65%	9,919	7.11	0.68%
Savings	29,625	22.14	0.51%	27,194	19.50	0.67%
Certificates of deposit	69,674	52.07	1.04%	77,805	55.79	1.25%
Total deposits	$133,819	100.00%	0.72%	$139,470	100.00%	0.90%

As of December 31, 2015, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was $13.6 million. The following table sets forth the maturity of these certificates as of December 31, 2015:

At December 31, 2015
(In thousands)
Three months or less	$1,013
Over three through six months	3,710
Over six through twelve months	5,252
Over twelve months	3,619
Total	$13,594

Borrowings. As of December 31, 2015 and 2014 and June 30, 2014 and 2013, our borrowings consisted solely of Federal Home Loan Bank of Dallas advances. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended		At or For the Six Months Ended		At or For the Years Ended
	December 31,		December 31,		June 30,
	2015	2014	2014	2013	2014	2013
	(Dollars in thousands)
Average amount outstanding during the period	$20,196	$11,878	$14,147	$13,018	$11,309	$14,415
Highest amount outstanding at any month end during the period	$30,000	$18,960	$18,960	$13,281	$13,281	$15,452
Weighted average interest rate during the period	0.31%	2.83%	2.26%	3.47%	3.57%	4.03%
Balance outstanding at end of period	$13,000	$12,500	$12,500	$11,973	$8,810	$13,327
Weighted average interest rate at end of period	0.41%	0.22%	0.22%	2.84%	3.39%	3.11%

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

The table below sets forth, as of December 31, 2015, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2015
Change in
Interest		Estimated Increase
Rates	Estimated	(Decrease) in EVE
(basis points)(1)	EVE (2)	Amount	Percent
+300	$40,538	$3,419	9.21%
+200	40,594	3,475	9.36
+100	39,543	2,424	6.53
-	37,119	-	-
-100	33,097	(4,022)	(10.84)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

December 31, 2014
Change in
Interest		Estimated Increase
Rates	Estimated	(Decrease) in EVE
(basis points)(1)	EVE (2)	Amount	Percent
+300	$26,379	$(5,315)	-16.77%
+200	28,754	(2,940)	-9.28
+100	30,525	(1,169)	-3.69
-	31,694	-	-
-100	33,981	2,287	7.22

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The tables above indicate that at December 31, 2015, in the event of a 100 basis point decrease in interest rates, we would experience a 10.84% decrease in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2015, we would experience a 9.36% increase in EVE. At December 31, 2014, in the event of a 100 basis point decrease in interest rates, we would have experienced a 7.22% increase in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2014, we would have experienced a 9.28% decrease in EVE.

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

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2015

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $19.8 million. In late December 2015 noninterest bearing commercial deposits increased $10.0 million unexpectedly and we carried excess liquidity into 2016. Available-for-sale securities, which provide additional sources of liquidity, totaled $28.6 million at December 31, 2015. In addition, at December 31, 2015, we had $13.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $101.9 million.

At December 31, 2015, we had $18.7 million in loan commitments outstanding, of which $6.9 million is for construction loans, and an additional $15.7 million in commitments to originate and sell loans held for sale. In addition to commitments to originate loans, we had $4.6 million in unused lines of credit.

Time deposits due within one year of December 31, 2015 totaled $39.1 million, or 52.8% of total time deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We expect that we will be able to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas.

During the year ended December 31, 2015 net cash provided by operating activities was $5.1 million representing net income adjusted for non-cash and investing items. The largest outgoing cash flow was $145.6 million in funding of loans held for sale and the largest cash inflow was the $153.6 million in proceeds from sales of loans held for sale.

Our primary investing activities are the origination of loans and the purchase of securities. In the years ended December 31, 2015 and 2014, we originated $201.4 million and $146.6 million of loans, respectively, and purchased $9.7 million and $5.8 million of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $23.8 million during the year ended December 31, 2015 due primarily to bringing in noninterest bearing deposits from new commercial loan customers. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances increased $500,000 during the year ended December 31, 2015.

Bank 34 is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, Bank 34 exceeded all regulatory capital requirements. Bank 34 is categorized as “well-capitalized” under regulatory guidelines.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans.  Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity will be adversely affected following the stock offering.

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

The financial statements, the report thereon and the notes thereto commence at page 56 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control — Integrated Framework (2013).  Based on such assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based upon those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alamogordo Financial Corp.

Alamogordo, New Mexico

We have audited the accompanying consolidated balance sheets of Alamogordo Financial Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2015, the six months ended December 31, 2014, and the fiscal years ended June 30, 2014 and 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamogordo Financial Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015, the six months ended December 31, 2014 and the fiscal years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Briggs & Veselka Co.

Briggs & Veselka Co.

Houston, Texas

March 28, 2016

ALAMOGORDO FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Cash and due from banks	$5,959,864	$12,708,542
Interest-bearing deposits with banks	13,865,000	2,115,431
Total cash and cash equivalents	19,824,864	14,823,973

Loans held for investment	194,031,590	175,697,082
Allowance for loan losses	(1,894,196)	(1,707,282)
Loans held for investment, net	192,137,394	173,989,800

Loans held for sale	11,380,627	9,429,090
Available-for-sale securities	28,630,551	29,017,912
Other real estate	306,000	820,000
Premises and equipment, net	9,801,328	10,031,492
Stock in financial institutions	1,546,847	1,905,935
Accrued interest receivable	698,904	655,201
Bank owned life insurance	5,355,013	5,223,189
Core deposit intangible	362,780	465,168
Prepaid and other assets	940,099	592,225

TOTAL ASSETS	$270,984,407	$246,953,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$37,969,000	$17,975,857
Savings and NOW deposits	113,624,419	100,574,790
Time deposits	74,106,894	83,388,039
Total deposits	225,700,313	201,938,686

Federal Home Loan Bank advances	13,000,000	12,500,000
Escrows	277,370	271,141
Accrued interest and other liabilities	2,363,000	2,907,827
Total liabilities	241,340,683	217,617,654

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.10 par value; 20,000,000 shares authorized, 1,685,132 issued, 1,679,500 outstanding at December 31, 2015 and 2014.	168,513	168,552
Additional paid-in capital	9,713,894	9,714,459
Retained earnings	20,404,880	20,084,266
Accumulated other comprehensive loss	(216,047)	(148,446)
Treasury stock, at cost; 5,632 shares	(139,332)	(139,332)
Unearned employee stock ownership plan (ESOP) shares	(288,184)	(343,168)
Total stockholders’ equity	29,643,724	29,336,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,984,407	$246,953,985

The accompanying notes are an integral part of these consolidated financial statements.

ALAMOGORDO FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Twelve Months	Six-Months
	Year ended	Ended	Ended
	December 31,	December 31,	December 31,	Year ended June 30,
	2015	2014	2014	2014	2013
		(Unaudited)
Interest income
Interest and fees on loans	$11,643,531	$7,492,547	$4,429,322	$6,048,268	$6,819,081
Interest on securities	506,108	843,251	445,056	873,239	662,709
Interest on other interest-earning assets	74,087	31,306	19,880	18,271	20,717
Total interest income	12,223,726	8,367,104	4,894,258	6,939,778	7,502,507

Interest expense
Interest on deposits	1,371,703	1,057,718	606,050	959,395	1,249,672
Interest on borrowings	62,192	336,322	161,216	403,820	581,119
Total interest expense	1,433,895	1,394,040	767,266	1,363,215	1,830,791

Net interest income	10,789,831	6,973,064	4,126,992	5,576,563	5,671,716
Provision for (credit to) loan losses	694,000	50,000	50,000	-	(121,000)
				-	-
Net interest income after provision for (credit to) loan losses	10,095,831	6,923,064	4,076,992	5,576,563	5,792,716

Noninterest income
Gain on sale of loans	4,847,600	3,019,831	1,643,230	2,501,821	3,125,796
Service charges and fees	296,629	269,388	119,025	250,256	199,452
(Loss) gain on sale and impairments of other real estate	(517,863)	60,332	-	23,846	(14,388)
Gain (loss) on sale of securities	6,414	(327,914)	(356,645)	(3,000)	(81,572)
Bank owned life insurance income	131,823	141,896	71,353	148,377	196,972
Bargain purchase gain	-	2,898,847	2,898,847	-	-
Other	138,309	180,184	97,547	162,302	170,130
Total noninterest income	4,902,912	6,242,564	4,473,357	3,083,602	3,596,390

Noninterest expense
Salaries and benefits	8,304,436	6,476,691	3,760,807	5,305,419	5,599,006
Occupancy	1,597,282	1,275,693	728,654	1,107,211	1,145,149
Data processing fees	1,612,302	882,945	471,658	754,833	548,172
FDIC and other insurance expense	258,854	252,319	108,499	231,180	308,727
Professional fees	945,859	519,129	266,783	356,662	383,943
Merger-related expenses	99,577	1,377,168	800,965	920,420	234,007
Advertising	220,230	130,160	59,616	192,705	178,853
Net other real estate expenses	23,175	25,840	7,030	58,509	102,752
Prepayment penalty, FHLB advances	-	532,125	532,125	-	-
Other	1,596,414	1,294,214	791,479	967,802	985,492
Total noninterest expense	14,658,129	12,766,284	7,527,616	9,894,741	9,486,101

Income (loss) before income taxes	340,614	399,344	1,022,733	(1,234,576)	(96,995)
Provision for income taxes	20,000	73,760	73,760	-	35,527

NET INCOME (LOSS)	320,614	325,584	948,973	(1,234,576)	(132,522)

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(67,601)	916,352	401,181	(38,184)	(635,904)

COMPREHENSIVE INCOME (LOSS)	$253,013	$1,241,936	$1,350,154	$(1,272,760)	$(768,426)

Income (loss) per common share:
Basic	$0.19	$0.23	$0.61	$(0.95)	$(0.10)
Diluted	$0.19	$0.23	$0.61	$(0.95)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

ALAMOGORDO FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
				Other
		Additional		Comprehensive			Unearned	Total
	Common	Paid-In	Retained	Income	Unearned	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	(Loss)	Stock awards	Stock	Shares	Equity

BALANCE, JUNE 30, 2012	$132,411	$4,090,889	$20,502,391	$124,461	$(10,280)	$(163,625)	$-	$24,676,247
								-
Net loss	-	-	(132,522)	-	-	-	-	(132,522)
Unrealized (loss) on available-for-sale securities	-	-	-	(635,904)	-	-	-	(635,904)
Stock repurchases	-	-	-	-	-	(320,781)	-	(320,781)
Stock-based compensation	-	-	-	-	10,280	-	-	10,280

BALANCE, JUNE 30, 2013	$132,411	$4,090,889	$20,369,869	$(511,443)	$-	$(484,406)	$-	$23,597,320

Net loss	-	-	(1,234,576)	-	-	-	-	(1,234,576)
Unrealized (loss) on available-for-sale securities	-	-	-	(38,184)	-	-	-	(38,184)
Unallocated/unearned ESOP shares	-	-	-	-	-	-	(160,895)	(160,895)
Amortization of ESOP award	-	(4,165)	-	-	-	-	24,106	19,941
Sale of treasury shares to ESOP	-	(117,303)	-	-	-	345,074	(227,771)	-

BALANCE, JUNE 30, 2014	$132,411	$3,969,421	$19,135,293	$(549,627)	$-	$(139,332)	$(364,560)	$22,183,606

Net income	-	-	948,973	-	-	-	-	948,973
Unrealized gain on available-for-sale securities	-	-	-	401,181	-	-	-	401,181
Issuance of common stock in merger	36,141	5,747,287	-	-	-	-	-	5,783,428
Amortization of ESOP award	-	(2,249)	-	-	-	-	21,392	19,143

BALANCE, DECEMBER 31, 2014	$168,552	$9,714,459	$20,084,266	$(148,446)	$-	$(139,332)	$(343,168)	$29,336,331

Net income	-	-	320,614	-	-	-	-	320,614
Unrealized (loss) on available-for-sale securities	-	-	-	(67,601)	-	-	-	(67,601)
Amortization of ESOP award	-	(604)	-	-	-	-	54,984	54,380
Other	(39)	39	-	-	-	-	-	-
BALANCE, DECEMBER 31, 2015	$168,513	$9,713,894	$20,404,880	$(216,047)	$-	$(139,332)	$(288,184)	$29,643,724

The accompanying notes are an integral part of these consolidated financial statements.

ALAMOGORDO FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Twelve-month	Six-month
	Year ended	period ended	period ended
	December 31,	December 31,	December 31,	Year ended June 30,
	2015	2014	2014	2014	2013
		(Unaudited)
Cash flows from operating activities
Net income (loss)	$320,614	$325,584	$948,973	$(1,234,576)	$(132,522)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	630,595	535,755	285,318	506,932	530,614
Stock dividend on financial institution stock	(7,112)	-	-	-	(5,816)
Loss (gain) on sale and impairments of other real estate	517,863	(60,332)	-	(23,846)	14,388
Amortization of premiums and discounts on securities, net	612,725	1,151,175	870,747	730,956	1,065,162
ESOP expense	54,380	39,084	19,143	19,941	-
Amortization of core deposit intangible	102,388	36,832	36,832	-	-
Bargain purchase gain	-	(2,898,847)	(2,898,847)	-	-
(Gain) loss on sale of available-for-sale securities	(6,414)	327,914	356,645	3,000	81,572
Gain on sale of loans	(4,847,600)	(3,019,831)	(1,643,230)	(2,501,821)	(3,125,796)
Stock-based compensation	-	-	-	-	10,280
Proceeds from sale of loans held for sale	153,629,618	98,308,994	50,497,855	93,554,202	102,865,408
Funding of loans held for sale	(145,588,454)	(98,376,190)	(48,004,914)	(95,036,120)	(99,149,636)
Provision for (credit to) loan losses	694,000	50,000	50,000	-	(121,000)
Earnings on bank-owned life insurance	(131,823)	(141,896)	(71,353)	(148,377)	(196,972)
Changes in operating assets and liabilities:
Accrued interest receivable	(43,703)	169,144	180,395	(13,332)	23,065
Income taxes receivable	-	534,442	224,111	310,331	74,600
Prepaid and other assets	(347,874)	(178,241)	(181,974)	(18,166)	912,713
Accrued interest and other liabilities	(544,827)	1,176,051	764,374	204,008	770,445
Other	40,517	(22,586)	(90)	-	-
Net cash provided by (used for) operating activities	5,084,893	(2,042,948)	1,433,985	(3,646,868)	3,616,505

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	6,656,949	5,226,173	2,569,444	7,441,124	11,729,090
Proceeds from sales of available-for-sale securities	2,799,336	31,163,517	29,108,517	15,092,151	3,685,377
Purchases of available-for-sale securities	(9,742,836)	(5,848,077)	(5,848,077)	(6,924,730)	(31,265,472)
Funding of ESOP	-	(106,919)	-	(106,919)	-
Net change in loans held for investment	(24,038,173)	(15,222,549)	(15,657,885)	(1,689,674)	19,488,012
Purchases of premises and equipment	(417,788)	(23,398)	(11,063)	(27,671)	(255,872)
Redemption (purchases) of stock in financial institutions	366,200	(391,315)	(593,500)	307,752	(19,771)
Net proceeds from sales of other real estate	24,454	631,221	16,888	660,189	3,158,151
Cash paid for acquisition	-	(3,804,414)	(3,804,414)	-	-
Cash received for acquisition	-	2,208,730	2,208,730	-	-
Net cash (used for) provided by investing activities	(24,351,858)	13,832,969	7,988,640	14,752,222	6,519,515

Cash flows from financing activities
Net change in deposits	23,761,627	(4,527,102)	(8,239,212)	(844,339)	(7,903,880)
Net change in escrows	6,229	3,226	4,732	(14,284)	(69,259)
Stock repurchases	-	-	-	-	(320,781)
Net change in Federal Home Loan Bank advances	500,000	526,655	3,690,068	(4,517,267)	(2,175,048)
Net cash provided by (used for) financing activities	24,267,856	(3,997,221)	(4,544,412)	(5,375,890)	(10,468,968)

Net increase (decrease) in cash and cash equivalents	5,000,891	7,792,800	4,878,213	5,729,464	(332,948)

Cash and cash equivalents, beginning of period	14,823,973	7,031,173	9,945,760	4,216,296	4,549,244

Cash and cash equivalents, end of period	$19,824,864	$14,823,973	$14,823,973	$9,945,760	$4,216,296

Supplemental disclosures:
Interest on deposits and advances paid	$1,426,975	$1,422,814	$792,846	$1,373,379	$1,864,243
Income taxes paid (refund)	$20,000	$(310,331)	$-	$(310,331)	$-
Noncash investing and financing activities:
Transfers of loans to other real estate	$28,317	$81,518	$-	$81,518	$-
Sale and financing of other real estate	$-	$-	$-	$-	$2,509,570
Sale of treasury shares to ESOP	$-	$345,074	$-	$345,074	$-
Issuance of common stock in merger	$-	$5,783,428	$5,783,428	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Alamogordo Financial Corp. (the “Company”) is a savings and loan holding company that owns 100% of Bank 34 (the “Bank”). On June 30, 2008, the Bank changed its name from Alamogordo Federal Savings and Loan Association to Bank 34. Alamogordo Financial Corp. (the “Parent”) was incorporated on April 30, 1997 and is a majority-owned subsidiary of AF Mutual Holding Company. As of December 31, 2015, AF Mutual Holding Company owned 54.7% of the Company’s outstanding shares of common stock.

Effective December 31, 2014 all three companies changed their fiscal year ends to December 31 from June 30.

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

Rising and falling interest rate environments can have various impacts on the Bank’s net interest income, depending on the short-term interest rate gap that the Bank maintains. The Bank’s net interest income is also affected by prepayments of loans and early withdrawals of deposits.

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

Reclassifications – Certain reclassifications have been made to prior periods financial information to conform to the current period presentation.

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

Loans Held for Sale – Loans held for sale includes one- to four-family residential real estate loans, and periodically, a portion of Small Business Administration (“SBA”) loans the Company intends to sell. They are carried at the lower of aggregate cost or fair value. Gains and losses on the sale of mortgage loans are recognized upon sale and are determined by the difference between the sales proceeds and carrying value of the loans. These loans are generally sold within 7 to 14 days of origination. Net unrealized losses, if any, are recorded as a valuation allowance and charged to operations. The December 31, 2015 and 2014 loans held for sale portfolio totaled $11.4 million and $9.4 million, respectively, all of which were one- to four-family residential real estate loans.

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

Core deposit intangible (CDI) – Core deposit intangible represents a premium paid to acquire core deposits representing the net present value of core deposits acquired over their book value on the acquisition date. The core deposit intangible is amortized using the double declining balance method over the 9-year estimated useful lives of the core deposits. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying value of the assets may be larger than the value of the future undiscounted cash flows.

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

Advertising Cost – The Company conducts direct and non-direct response advertising. These costs are expensed as incurred. Advertising costs for the year ended December 31, 2015 , the twelve months ended December 31, 2014, the six months ended December 31, 2014 and the fiscal years ended June 30, 2014 and 2013 were $220,000, $130,000, $60,000, $193,000 and $179,000, respectively.

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss) and net unrealized gains and losses on securities available-for-sale, net of taxes when applicable.

Stock-Based Compensation – The Company has a Stock Option Plan and a Recognition and Retention Plan which each award shares of the Company’s stock to directors and key employees.

The Company separates each award into vesting tranches and recognizes expense on the fair value of the option for each tranche over the vesting period. The fair value of options granted are estimated using the Black-Scholes option pricing model with the following assumptions: expected dividend yield, expected stock price volatility, risk-free rate of return, and the expected life of the options.

During the fiscal year ended December 31, 2015, the twelve months ended December 31, 2014, the six months ended December 31, 2014 and the fiscal years ended June 30, 2014 and 2013, there were no options granted.

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

Summary of Recent Accounting Pronouncements:

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure - In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

Debt Issuance Costs - In April 2015, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt and would be applied using a retrospective approach. This guidance is effective for annual periods beginning after December 31, 2015, and interim periods beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 will not have a material impact on the Company’s financial statements.

Business Combinations - In September 2015, the FASB issued ASC 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2015-03 will not have a material impact on the Company’s financial statements.

Leases - In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

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

The Bank 1440 transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Per the applicable accounting guidance for business combinations, these fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. No subsequent fair value refinements were made related to the Bank 1440 transaction.

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

Bank 1440’s results of operations prior to the Acquisition Date are not included in the Company’s consolidated statements of comprehensive income (loss). The operating results of the Company include the operating results of the acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of Bank 1440 provided approximately $1.3 million in interest income on loans and approximately $215,000 in interest income on securities for the period from the Acquisition Date to December 31, 2014, ignoring purchase accounting fair value adjustment amortization.

Merger-related charges of $100,000 and $1.4 million were recorded in the Company’s consolidated statements of comprehensive income (loss) as noninterest expense for the years ended December 31, 2015 and 2014, respectively, and include incremental costs to integrate the operations of the Company and Bank 1440. Such expenses were for professional services including legal fees, costs related to termination of existing contractual arrangements for various services including the write off of tenant improvements as a result of planned relocation of the Phoenix office, travel costs, printing, supplies and other costs. Core operating systems were converted in March 2015. The integration of Bank 1440 into the Company is complete.

The following table provides the unaudited pro forma information for the results of operations for the years ended December 31, 2015 and 2014 as if the acquisition had occurred January 1 of each year. These adjustments include the impact of certain purchase accounting adjustments including accretion of loan discounts, core deposit intangible amortization, fixed asset depreciation and deposit premium amortization as well as a bargain purchase gain of $2.9 million in August 2014. In addition, the merger expenses previously discussed are included in each period presented. The Company expected to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro-forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined corporation that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Pro-Forma Results of Operations

		Twelve-month
	Year ended	period ended
	December 31,	December 31,
	2015	2014
	(Dollars in thousands)

Total revenue, net of interest expense	$15,693	$15,747
Net income	$321	$1,102

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

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

Banks are required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2015 and 2014 were $482,000 and $308,000, respectively, and is included in cash and cash equivalents in the consolidated balance sheets.

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at December 31, 2015 and 2014. The carrying amount of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2015
Available-for-sale securities
Mortgage-backed securities	$23,449,558	$52,498	$(231,560)	$23,270,496
U.S. Government agencies	3,498,469	10,429	(50,085)	3,458,813
Municipal obligations	1,898,571	3,317	(646)	1,901,242

	$28,846,598	$66,244	$(282,291)	$28,630,551

December 31, 2014
Available-for-sale securities
Mortgage-backed securities	$21,797,221	$72,984	$(142,394)	$21,727,811
U.S. Government agencies	4,925,972	4,355	(73,798)	4,856,529
Municipal obligations	2,443,165	9,059	(18,652)	2,433,572

	$29,166,358	$86,398	$(234,844)	$29,017,912

Proceeds from the sale of available-for-sale securities and resulting net gains and net losses were as follows:

		Twelve-month
	Year ended	period ended
	December 31,	December 31,
	2015	2014
		(Unaudited)

Proceeds from sale	$2,799,336	$31,163,517
Income (losses), net	$6,414	$(327,914)

Amortized cost and fair value of securities by contractual maturity as of December 31, 2015 and 2014 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	$-
Due after one to five years	25,131,259	24,942,098	18,462,435	18,353,451
Due after five to ten years	3,715,339	3,688,453	10,703,923	10,664,461
Due after ten years	-	-	-	-

Totals	$28,846,598	$28,630,551	$29,166,358	$29,017,912

At December 31, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2015 and 2014, mortgage-backed securities included collateralized mortgage obligations of $5.9 million and $5.5 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$13,002,963	$(133,816)	$5,833,352	$(97,744)	$18,836,315	$(231,560)
U.S. Government agencies	1,242,250	(6,715)	1,477,876	(43,370)	2,720,126	(50,085)
Municipal obligations	35,541	(646)	-	-	35,541	(646)

Total temporarily impaired securities	$14,280,754	$(141,177)	$7,311,228	$(141,114)	$21,591,982	$(282,291)

At December 31, 2015 and 2014, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

Loans and securities carried at approximately $114.9 million at December 31, 2015 were pledged to secure FHLB advances. In addition, securities carried at approximately $5.4 million at December 31, 2015 were pledged to secure public deposits.

NOTE 5 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$146,643,998	75.3%	$129,948,473	73.7%
One- to four-family residential real estate	31,412,437	16.1	32,959,380	18.7
Commercial and industrial	10,235,492	5.3	8,594,344	4.9
Consumer and other	6,428,765	3.3	4,816,230	2.7
Total gross loans	194,720,692	100.0%	176,318,427	100.0%
Unamortized loan fees	(689,102)		(621,345)
Loans held for investment	194,031,590		175,697,082
Allowance for loan losses	(1,894,196)		(1,707,282)
Loans held for investment, net	$192,137,394		$173,989,800

At December 31, 2015 and 2014 commercial real estate loans include construction loans of $7.8 million and $13.0 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2015 and 2014:

	As of December 31, 2015
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,136,458	656,089	63,527	38,122	1,894,196

Total	$1,136,458	$656,089	$63,527	$38,122	$1,894,196

Gross loans
Ending balance: individually evaluated for impairment	$2,221,619	$1,830,826	$354,208	$-	$4,406,653
Ending balance: collectively evaluated for impairment	$144,422,379	$29,581,611	$9,881,284	$6,428,765	190,314,039
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$146,643,998	$31,412,437	$10,235,492	$6,428,765	$194,720,692

	As of December 31, 2014
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,125,491	387,801	177,820	16,170	1,707,282

Total	$1,125,491	$387,801	$177,820	$16,170	$1,707,282

Gross loans
Ending balance: individually evaluated for impairment	$2,512,377	$491,780	$16,796	$-	$3,020,953
Ending balance: collectively evaluated for impairment	127,436,096	32,467,600	8,577,548	4,816,230	173,297,474
Total	$129,948,473	$32,959,380	$8,594,344	$4,816,230	$176,318,427

The following is a summary of activities for the allowance for loan losses for the year ended December 31, 2015, twelve-month period ended December 31, 2014 and the six months ended December 31, 2014 and the years ended June 30, 2014 and 2013:

		Twelve-month	Six-month
	Year ended	period ended	period ended
	December 31,	December 31,	December 31,	Years Ended June 30,
	2015	2014	2014	2014	2013
		(Unaudited)

Beginning balance	$1,707,282	$1,733,097	$1,644,550	$1,824,388	$2,436,785

Provision for (credit to) loan losses	694,000	50,000	50,000	-	(121,000)

Charge-offs:
Commercial real estate	-	-	-	(76,000)	(382,592)
One- to four-family residential real estate	(339,352)	(100,962)	(14,252)	(86,710)	(111,237)
Commercial and industrial	(354,000)	-	-	-	-
Consumer and other	(160)	(32,562)	(872)	(47,981)	(187,397)
Total charge-offs	(693,512)	(133,524)	(15,124)	(210,691)	(681,226)

Recoveries:
Commercial real estate	183,546	29,700	-	29,700	66,265
One- to four-family residential real estate	2,800	26,153	26,153	-	45,820
Commercial and industrial	-	-	-	-	-
Consumer and other	80	1,856	1,703	1,153	77,744
Total recoveries	186,426	57,709	27,856	30,853	189,829
Net (charge-offs) recoveries	(507,086)	(75,815)	12,732	(179,838)	(491,397)

Ending balance	$1,894,196	$1,707,282	$1,707,282	$1,644,550	$1,824,388

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of December 31, 2015 and 2014. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
	30 - 59	60 - 89	90 Days			Financing
	Days	Days	or More	Total	Current	Receivables

December 31, 2015
Commercial real estate	$-	$-	$-	$-	$146,643,998	$146,643,998
One- to four-family residential real estate	314,541	173,467	788,159	1,276,167	30,136,270	31,412,437
Commercial and industrial	-	-	-	-	10,235,492	10,235,492
Consumer and other	-	-	-	-	6,428,765	6,428,765

Totals	$314,541	$173,467	$788,159	$1,276,167	$193,444,525	$194,720,692

	Past Due
	30 - 59 Days	60 - 89 Days	90 Days or More	Total	Current	Financing Receivables
December 31, 2014
Commercial real estate	$-	$894,137	$-	$894,137	$129,054,336	$129,948,473
One- to four-family residential real estate	945,427	149,832	113,239	1,208,497	31,750,882	32,959,380
Commercial and industrial	-	-	-	-	8,594,344	8,594,344
Consumer and other	-	-	-	-	4,816,230	4,816,230

Totals	$945,427	$1,043,969	$113,239	$2,102,634	$174,215,792	$176,318,427

The following table sets forth nonaccrual loans and other real estate at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014

Nonaccrual loans
Commercial real estate	$-	$616,605
One- to four-family residential real estate	1,489,851	181,284
Commercial and industrial	354,208	16,795
Consumer and other	-	-
Total nonaccrual loans	1,844,059	814,684
Other real estate (ORE)	306,000	820,000

Total nonperforming assets	$2,150,059	$1,634,684

Nonperforming assets to gross loans held for investment and ORE	1.10%	0.92%
Nonperforming assets to total assets	0.79%	0.66%

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at December 31, 2015 and 2014. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of December 31, 2015
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$142,560,320	$29,434,236	$9,785,619	$6,428,765	$188,208,940
Special mention	1,862,059	147,375	95,665	-	2,105,099
Substandard	2,221,619	1,830,826	-	-	4,052,445
Doubtful	-	-	354,208	-	354,208
Loss	-	-	-	-	-

Totals	$146,643,998	$31,412,437	$10,235,492	$6,428,765	$194,720,692

	As of December 31, 2014
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$126,864,801	$32,382,072	$8,577,548	$4,816,230	$172,640,651
Special mention	571,294	85,528	-	-	656,823
Substandard	2,512,377	491,780	16,795	-	3,020,953
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$129,948,473	$32,959,380	$8,594,344	$4,816,230	$176,318,427

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

	As of December 31, 2015
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,489,851	1,489,851	-	1,949,279
Commercial and industrial	354,208	354,208	-	733,940
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,489,851	1,489,851	-	1,949,279
Commercial and industrial	354,208	354,208	-	733,940
Consumer and other	-	-	-	-

	As of December 31, 2014
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$1,099,680	$1,099,680	$-	$1,103,367
One- to four-family residential real estate	181,284	181,284	-	186,279
Commercial and industrial	16,795	16,795	-	16,795
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$1,099,680	$1,099,680	$-	$1,103,367
One- to four-family residential real estate	181,284	181,284	-	186,279
Commercial and industrial	16,795	16,795	-	16,795
Consumer and other	-	-	-	-

During the years ended December 31, 2015 and 2014, no interest income was recognized on these loans as interest collected was credited to loan principal.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at December 31, 2015 and 2014.

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

There were no troubled debt restructurings as of December 31, 2015. The following is a summary of total troubled debt restructurings by class as of December 31, 2014:

	Number of Modifications	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Principal Net of Charge-offs

December 31, 2014
Commercial real estate	3	$1,016,728	$1,137,660	$963,844
One- to four-family residential real estate	-	-	-	-
Commercial and industrial	1	99,040	113,053	16,795
Consumer and other	-	-	-	-

Totals	4	$1,115,768	$1,250,712	$980,639

Troubled debt restructurings (post-modification) were the result of adding real estate taxes to the loan, along with legal costs related to bankruptcies. There were no allocated specific allowances related to these credits and there were no commitments to lend additional amounts to these customers as of December 31, 2014.

During the 12 months ended December 31, 2014, there was one commercial real estate loan of $231,000, which was modified as a troubled debt restructuring. This restructuring was not in default during the 12 months ended December 31, 2014.

Nonaccrual troubled debt restructurings as of December 31, 2015 and 2014 amounted to $0 and $498,000, respectively.

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

NOTE 6 – STOCK IN FINANCIAL INSTITUTIONS

The Bank has acquired stock in the Federal Home Loan Bank (FHLB) of Dallas, the Federal Home Loan Bank of San Francisco, The Independent Bankers Bank (TIB) and Pacific Coast Bankers’ Bancshares (PCBB). The carrying value of the stocks at December 31, 2015 and 2014 was $1,547,000 and $1,906,000, respectively, and is accounted for using the cost basis of accounting. The Bank is required to maintain minimum levels of FHLB stock based on various factors, including the amount of mortgage assets and the Bank’s total assets.

NOTE 7 – OTHER REAL ESTATE

Other real estate is summarized as follows:

	December 31,	December 31,
	2015	2014
Other real estate:
Commercial	$306,000	$820,000
Residential	-	-

Total other real estate	$306,000	$820,000

Other real estate at December 31, 2015 and 2014 consisted of one commercial property.

An analysis of the change in other real estate follows:

		Twelve Months
	Year Ended	Ended
	December 31,	December 31,
	2015	2014
Beginning balance	$820,000	$1,286,854
Foreclosures and additions	28,317	16,888
Impairments	(517,863)	-
Sales	(24,454)	(483,742)

Ending balance	$306,000	$820,000

NOTE 8 – PREMISES AND EQUIPMENT, NET

Components of premises and equipment, net included in the consolidated balance sheets at December 31, 2015 and 2014 were as follows:

	At December 31,	At December 31,
	2015	2014

Cost:
Land	$2,083,915	$2,043,881
Building and improvements	11,383,618	11,400,145
Furniture and equipment	2,011,609	1,933,912
Automobiles	129,902	129,902
Total cost	15,609,044	15,507,839
Accumulated depreciation and amortization	(5,807,716)	(5,476,347)

Net book value	$9,801,328	$10,031,492

Depreciation and amortization expense was $565,000 and $536,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 9 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	December 31,
	2015	2014

Gross carrying value	$502,000	$502,000
Less accumulated amortization	(139,220)	(36,832)

Core deposit intangible	$362,780	$465,168

Amortization of core deposit intangible was $102,000 and $37,000 for the year ended December 31, 2015 and the twelve months ended December 31, 2014, respectively.

The future amortization expense related to core deposit intangible remaining as of December 31, 2015 is as follows:

Year one	$79,847
Year two	62,266
Year three	48,556
Year four	39,057
Year five	35,443
Thereafter	97,611
$362,780

NOTE 10 – TIME DEPOSITS

Following are maturities of time deposits at December 31, 2015 and 2014:

	At December 31, 2015		At December 31, 2014

	Weighted-		Weighted-
	Average		Average
Maturity	Rate	Amount	Rate	Amount

One year or less	0.73%	$39,107,831	0.66%	$44,146,102
Over one through three years	0.95%	29,330,472	0.88%	37,195,516
Over three through five years	1.16%	5,661,734	1.10%	2,046,421
Over five years	1.25%	6,857	-%	-

	0.85%	$74,106,894	0.77%	$83,388,039

At December 31, 2015 and 2014, the Bank had $13.6 million and $12.8 million, respectively, in time deposits of $250,000 or more. At December 31, 2015 and 2014, $10.0 million and $6.4 million, respectively, of such time deposits mature within one year.

Interest expense on time deposits in denominations of $250,000 or more amounted to $72,000, $82,000, $45,000, $77,000 and $79,000 for the years ended 2015 and 2014, six months ended December 31, 2014 and years ended June 30, 2014 and 2013, respectively.

NOTE 11 – BORROWINGS

The Bank has established a borrowing line with the FHLB of Dallas. As of December 31, 2015 and 2014, the Bank had outstanding advances totaling $13.0 million and $12.5 million, respectively, carrying interest rates from 0.18% to 0.51%. As of December 31, 2015, the Bank had unused credit available under the FHLB blanket pledge agreement of $101.9 million. The following are maturities of outstanding FHLB advances at December 31, 2015 and 2014:

	At December 31,
Maturity	2015	2014
Year one	$13,000,000	$12,500,000
Year two	-	-
Year three	-	-
Year four	-	-
Year five	-	-
Thereafter	-	-

	$13,000,000	$12,500,000

The Bank has two lines of credit available with other financial institutions of $6.0 and $2.0 million, respectively.

In an effort to improve the future net interest margin, in December 2014 the Bank prepaid $6.4 million of long term FHLB advances with average interest rates of 4.0% and incurred prepayment penalties of $532,000.

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of December 31, 2015 and 2014:

	December 31,
	2015	2014

Commitments to originate and sell mortgage loans	$15,661,263	$9,426,644
Commitments to extend credit	18,695,121	19,319,363
Unused lines of credit	4,591,908	4,319,272
Standby letters of credit	-	71,579

Totals	$38,948,292	$33,136,858

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

NOTE 13 – LEASES

The Bank has noncancelable operating leases that expire over the next five years that require the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for leases was $360,000 and $181,000 for the year ended December 31, 2015 and the twelve months ended 2014, respectively.

Approximate future minimum rental commitments under noncancelable leases are:

For the Year Ending
December 31,	Amount
2016	$443,034
2017	310,451
2018	500,049
2019	508,030
2020	452,921
$2,214,485

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

Profit sharing plan expense was $151,000 and $103,000 for the year ended December 31, 2015 and the twelve months ended December 31, 2014, respectively.

Employee Stock Ownership Plan – Employees participate in a leveraged Employee Stock Ownership Plan (ESOP). In the year ended December 31, 2015 there were no sales of shares to the ESOP and no repurchases of shares from the ESOP. In the twelve months ended December 31, 2014 and the fiscal year ended June 30, 2014, the Company sold 13,948 treasury shares to the ESOP. In the fiscal year ended June 30, 2013, the Company repurchased 1,135 ESOP shares related to terminating participants. The Company makes discretionary contributions to the ESOP and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. Participants may receive the shares, cash, or a combination at the end of employment.

ESOP expense was $50,000, $100,000, $60,900, $20,000 and $70,400 for the year ended December 31, 2015, the twelve months ended December 31, 2014, the six months ended December 31, 2014 and the years ended June 30, 2014 and 2013, respectively. Shares held by the ESOP at December 31, 2015 and 2014 were as follows:

	At December 31,
	2015	2014

Allocated and committed to be allocated to participants	11,184	6,306
Unallocated/unearned	17,395	22,273

Total ESOP shares	28,579	28,579

Fair value of unallocated/unearned shares	$313,110	$334,095

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

The Company’s cash contributions to the Pentegra DB Plan were $186,000, $240,000, $240,000, $204,000 and $150,000 during the year ended December 31, 2015, the twelve months ended December 31, 2014, the six months ended December 31, 2014 and the years ended June 30, 2014 and 2013, respectively, all of which represented less than 5% of the total plan contributions. As of July 1, 2015 (the most recent valuation report available), the unfunded pension liability was approximately $242,000 (94.6% funded). Pension plan expense (benefit) for the year ended December 31, 2015, the twelve months ended December 31, 2014, the six months ended December 31, 2014 and the years ended June 30, 2014 and 2013 was $247,000, $83,000, ($16,000), $231,000 and $225,000, respectively. The net pension plan benefit booked for the six months ended December 31, 2014 and the lower expense booked in the twelve months ended December 31, 2014 was due to an accrual adjustment in December 2014. There are no funding improvement or rehabilitation plans pending, and no future minimum contributions required by collective-bargaining or other contractual agreements.

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

The Board previously had a deferred compensation policy (Policy) to compensate Board members for their service to the Company. The retirement date for directors was the later of the last month in which they reached age 70 or completion of their term if they were elected to the Board during the annual meeting resulting in service beyond age 70. Upon retirement, Board members receive deferred compensation for the remainder of their life up to a maximum of $2,000 per month. Board members vested in the Policy based on service as follows: zero to four years of service (20%), five years of service (40%), six years of service (60%), seven years of service (80%) and eight years of service (100%). On September 21, 2011, the Board rescinded this retirement policy for current directors. The total liability for the combined policies and agreements at December 31, 2015 and 2014 was $268,000 and $259,000, respectively.

NOTE 16 – INCOME TAXES

The provision for income taxes for the year ended December 31, 2015, the twelve and six months end December 31, 2014 and years ended June 30, 2014 and 2013 includes these components:

		Twelve Months
	Year Ended	Ended	Six Months Ended
	December 31,	December 31,	December 31,	Years Ended June 30,
	2015	2014	2014	2014	2013

Current
Federal	$20,000	$73,760	$73,760	$-	$-
State	-	-	-	-	35,527
Deferred	-	-	-	-	-

Total income tax expense	$20,000	$73,760	$73,760	$-	$35,527

Federal income tax expense for the year ended December 31, 2015 was $20,000 due to the alternative minimum tax. Federal income tax expense for the twelve and six months ended December 31, 2014 was $73,760 due to the correction of an overstated Federal income tax receivable. The income tax expense for all periods presented differs from the amounts computed by applying the federal income tax rate of 34% to earnings before federal income tax expense. These differences are primarily caused by expenses that are not deductible for tax purposes and tax adjustments related to prior federal income tax returns.

A reconciliation of income tax expense at the Federal statutory rate to the Company’s actual income tax expense for all periods presented is shown below:

		Twelve Months
	Year Ended	Ended	Six Months Ended
	December 31,	December 31,	December 31,	Years Ended June 30,
	2015	2014	2014	2014	2013

Federal tax at the statutory rate (34%)	$115,809	$135,777	$366,130	$(419,758)	$(45,057)
Benefit from permanent differences:
State income taxes, net of Federal tax benefit	(107,109)	-	-	-	23,448
Bargain purchase gain	-	(985,608)	(985,608)	-	-
Bank-owned life insurance	(61,622)	(63,152)	(31,399)	(63,470)	(60,943)

Change in valuation allowance	(138,703)	465,739	465,739	196,600	209,745
Other, net	211,625	521,004	258,898	286,628	(91,666)

Total income tax expense	$20,000	$73,760	$73,760	$-	$35,527

The tax effects of temporary differences related to deferred taxes were:

	At December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$472,681	$664,127
Stock awards	-	46,940
Board of Directors retirement plan	453,287	126,788
Tax credits	46,869	27,965
Other	623,368	131,043
Deferred compensation	-	151,282
Purchase accounting	52,967	243,308
Organizational costs	204,024	680,030
Net operating loss carryforwards	2,783,762	3,456,274
Total deferred tax assets	4,636,958	5,527,757

Deferred tax liabilities:
FHLB stock dividends	(22,445)	(59,888)
Depreciation and amortization	(439,734)	(405,423)
Loan origination costs	(83,889)	(49,708)
Other	(9,172)	(156,192)
Total deferred tax liabilities	(555,240)	(671,211)

Net deferred tax asset before valuation allowance	4,081,718	4,856,546

Valuation allowance:
Beginning balance	(4,856,546)	(1,748,285)
Decrease/(Increase) due to merger/prior adjustments	636,125	(2,642,522)
Decrease/(Increase) during the period	138,703	(465,739)
Ending balance	(4,081,718)	(4,856,546)

Net deferred tax asset	$-	$-

A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, NOL carry-back potential, and tax planning strategies in making this assessment. At December 31, 2015 and 2014, June 30, 2014 and 2013, management established a deferred tax asset valuation allowance of approximately $4.1 million, $4.9 million, $1.7 million and $1.6 million, respectively, based on its assessment of the amount of net deferred tax assets that are more-likely-than-not to be realized.

At December 31, 2015, the Company had federal operating loss carry-forwards of approximately $7.6 million. At December 31, 2014, Bank 34 acquired net operating loss carryforwards of approximately $11.0 million. The acquired losses are subject to IRC 382 limitations, which limit the annual use of acquired losses to $250,000 per year, and begin to expire in 2027. As such, as of December 31, 2015, Bank 34 has recorded deferred tax assets and related valuation allowance for $5.0 million of net operating losses related to the merger. Previously held loss carryforwards are not subject to the same limitations and begin to expire in 2031.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2015 and 2014, June 30, 2014 and 2013, there were no material uncertain tax positions related to federal and state income tax matters. The Company files consolidated U.S. federal, Arizona, New Mexico, and Texas income/franchise tax returns. At December 31, 2015, the Company’s tax returns open for review by the taxing authorities were 2012 to 2014 for federal and 2011 to 2014 for states.

NOTE 17 – REGULATORY MATTERS

Bank 34 is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2015 and 2014, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of December 31, 2015, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$31,584	16.93%	$14,928	≥8.00%	$18,660	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$29,690	15.91%	$11,196	≥6.00%	$14,928	≥8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$29,690	15.91%	$8,397	≥4.50%	$12,129	≥6.50%

Tier I Capital
(to Average Assets)	$29,690	11.06%	$10,742	≥4.00%	$13,428	≥5.00%

As of December 31, 2014:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$30,574	17.09%	$14,313	≥8.00%	$17,891	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$28,867	16.13%	$7,157	≥4.00%	$10,735	≥6.00%

Tier I Capital
(to Average Assets)	$28,867	11.68%	$9,887	≥4.00%	$12,359	≥5.00%

NOTE 18 – RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties).

The activity of loans to such related parties is as follows:

	Year Ended
	December 31,
	2015	2014

Beginning balance	$1,745,920	$1,846,432
New loans	223,920	-
Repayments	(1,969,840)	(100,512)
Credit line, net activity	-	-

Ending balance	$-	$1,745,920

Fees and bonuses paid to directors during the period	$207,000	$159,000

Deposits from related parties held by the Bank at end of period	$2,480,334	$1,545,341

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

A summary of option activity under the Plan during the year ended December 31, 2015 and the twelve months ended December 31, 2014 is presented below:

	For the Year Ended December 31, 2015
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding, beginning of period	18,020	$19.75	4.1
Granted	-
Exercised	-
Forfeited or expired	-

Outstanding, end of period	18,020	$19.75	3.1

Exercisable, end of period	18,020	$19.75	3.1

	For the Twelve Months Ended December 31, 2014
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding, beginning of period	21,420	$19.75	4.4
Granted	-
Exercised	-
Forfeited or expired	(3,400)	19.75	0.4

Outstanding, end of period	18,020	$19.75	4.1

Exercisable, end of period	18,020	$19.75	4.1

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

The RRP expense for the year ended December 31, 2015 and twelve months ended December 31, 2014 and six months ended December 31, 2014 and years ended June 30, 2014 and 2013 was $0, $0, $0, $0 and $10,280, respectively.

NOTE 20 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2015 and 2014.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

December 31, 2015
Recurring basis
Mortgage-backed securities	$-	$23,270,496	$-	$23,270,496
U.S. Government agencies	-	3,458,813	-	3,458,813
Municipal obligations	-	1,901,242	-	1,901,242
Nonrecurring basis
Loans held for sale	-	11,380,627	-	11,380,627
Other real estate	-	-	306,000	306,000
Impaired loans	-	-	1,844,059	1,844,059

Totals	$-	$40,011,178	$2,150,059	$42,161,237

December 31, 2014
Recurring basis
Mortgage-backed securities	$-	$21,727,811	$-	$21,727,811
U.S. Government agencies	-	4,856,529	-	4,856,529
Municipal obligations	-	2,433,572	-	2,433,572
Nonrecurring basis
Loans held for sale	-	9,429,090	-	9,429,090
Other real estate	-	-	820,000	820,000
Impaired loans	-	-	1,297,759	1,297,759

Totals	$-	$38,447,002	$2,117,759	$40,564,761

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

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At December 31, 2015
Financial assets:
Cash and due from banks	$5,960	$5,960	$5,960	$-	$-
Interest-bearing deposits with banks	13,865	13,865	13,865	-	-
Available-for-sale securities	28,631	28,631	-	28,631	-
Loans held for sale	11,381	11,381	-	11,381	-
Loans held for investment, net	192,137	195,631	-	-	195,631
Stock in financial institutions	1,547	1,547	-	1,547	-

Financial liabilities:
Demand deposits, savings and NOW deposits	151,593	147,947	147,947	-	-
Time deposits	74,107	74,149	-	74,149	-
Federal Home Loan Bank advances	13,000	13,004	-	13,004	-

At December 31, 2014
Cash and due from banks	$12,709	$12,709	$12,709	$-	$-
Interest-bearing deposits with banks	2,115	2,115	2,115	-	-
Available-for-sale securities	29,018	29,018	-	29,018	-
Loans held for sale	9,429	9,429	-	9,429	-
Loans held for investment, net	173,990	175,417	-	-	175,417
Stock in financial institutions	1,906	1,906	-	1,906	-

Financial liabilities:
Demand deposits, savings and NOW deposits	118,551	117,285	117,285	-	-
Time deposits	83,388	83,571	-	83,571	-
Federal Home Loan Bank advances	12,500	12,503	-	12,503	-

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

NOTE 21 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information as of December 31, 2015 and 2014, for the year ended December 31, 2015, for the twelve months ended December 31, 2014, for the six months ended December 31, 2014 and for the years ended June 30, 2014 and 2013, pertaining only to Alamogordo Financial Corp. is as follows:

BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
Cash and due from banks	$394,074	$514,887
Investment in wholly owned subsidiary	29,618,697	29,185,530
ESOP note receivable	283,887	331,790
Prepaid and other assets	8,541	5,799

TOTAL ASSETS	$30,305,199	$30,038,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Income taxes payable	$646,054	$651,675
Accrued interest and other liabilities	15,421	50,000
Total liabilities	661,475	701,675

Stockholders’ equity
Common stock, $0.10 par value; 20,000,000 shares authorized,
1,685,132 issued, 1,679,500 outstanding at
December 31, 2015 and 2014.	168,513	168,552
Additional paid-in capital	9,713,894	9,714,459
Retained earnings	20,404,880	20,084,266
Accumulated other comprehensive loss	(216,047)	(148,446)
Treasury stock, at cost; 5,632 shares	(139,332)	(139,332)
Unearned employee stock ownership plan (ESOP) shares	(288,184)	(343,168)
Total stockholders’ equity	29,643,724	29,336,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,305,199	$30,038,006

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Twelve Months	Six Months
	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	Years Ended June 30,
	2015	2014	2014	2014	2013
		(Unaudited)
Interest income on ESOP note receivable	$12,986	$30,422	$11,560	$18,862	$-
Noninterest income
Equity in income (loss) of subsidiary	446,390	540,326	1,047,091	(1,027,871)	12,600

Noninterest expense
Professional fees and other	138,762	245,164	109,678	225,567	145,122

Income (loss) before income taxes	320,614	325,584	948,973	(1,234,576)	(132,522)

Provision for income taxes	-	-	-	-	-

Net income (loss)	320,614	325,584	948,973	(1,234,576)	(132,522)

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(67,601)	916,352	401,181	(38,184)	(635,904)

COMPREHENSIVE INCOME (LOSS)	$253,013	$1,241,936	$1,350,154	$(1,272,760)	$(768,426)

STATEMENTS OF CASH FLOWS

		Twelve Months	Six Months
	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	Years Ended June 30,
	2015	2014	2014	2014	2013
		(Unaudited)
Cash flows from operating activities
Net income (loss)	$320,614	$325,584	$948,973	$(1,234,576)	$(132,522)
Adjustments to reconcile net income (loss) to net cash from operating activities
Equity in (income) loss of subsidiary	(446,390)	(540,326)	(1,047,091)	1,027,871	(12,600)
Changes in operating assets and liabilities
Income taxes payable	(5,621)	460,682	150,352	310,330	190,943
Prepaid and other assets	(2,742)	(5,799)	41,370	(47,169)	360,804
Accrued interest and other liabilities	(34,579)	70,957	(42,559)	33,361	(211,792)
Other, net	2	24,545	7,499	21	-
Net cash (used for) provided by operating activities	(168,716)	335,643	58,544	89,838	194,833

Cash flows from investing activities -
Principal collections on ESOP note receivable	47,903	29,197	29,197	-	-
Funding of ESOP	-	(106,919)	-	(106,919)	-
Net cash provided by (used for) investing activities	47,903	(77,722)	29,197	(106,919)	-

Cash flows from financing activities -
Stock repurchases	-	-	-	-	(320,781)

Net (decrease) increase in cash and due from banks	(120,813)	257,921	87,741	(17,081)	(125,948)

Cash and due from banks, beginning of period	514,887	256,966	427,146	444,227	570,175

Cash and due from banks, end of period	$394,074	$514,887	$514,887	$427,146	$444,227

Supplemental disclosures:
Noncash investing and financing activities:
Sale of treasury shares to ESOP	$-	$345,074	$-	$345,074	$-
Issuance of common stock in merger	$-	$5,783,428	$5,783,428	$-	$-

NOTE 22 –EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share – Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. For earning per share computations, unallocated ESOP shares are treated like treasury shares and not considered outstanding. The calculation of diluted weighted-average shares outstanding for the year ended December 31, 2015, the twelve months ended December 31, 2014 (unaudited), the six months ended December 31, 2014 and the years ended June 30, 2014 and 2013 excludes 18,020, 20,487, 21,420, 21,420, and 21,420 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive.

		Twelve Months	Six Months
	Year ended	Ended	Ended
	December 31,	December 31,	December 31,	Years Ended June 30,
	2015	2014	2014	2014	2013
		(Unaudited)

Net income (loss)	$320,614	$325,584	$948,973	$(1,234,576)	$(132,522)

Weighted-average shares outstanding	1,659,349	1,416,798	1,561,623	1,295,518	1,311,500

Income (loss) per common share:
Basic	$0.19	$0.23	$0.61	$(0.95)	$(0.10)
Diluted	$0.19	$0.23	$0.61	$(0.95)	$(0.10)

NOTE 23 – SUBSEQUENT EVENTS

Second Step Offering - On March 7, 2016, the Boards of Directors of AF Mutual Holding Company, the Parent and the Bank adopted a Plan of Conversion (the “Plan”). Pursuant to the Plan, AF Mutual Holding Company will convert from the mutual holding company form of organization to the fully public form. AF Mutual Holding Company will be merged into the Parent, and AF Mutual Holding Company will no longer exist. The Parent will then merge into a new Maryland corporation named Bancorp 34, Inc. As part of the conversion, AF Mutual Holding Company’s ownership interest in the Parent will be offered for sale in a public offering. The existing publicly held shares of the Parent, which represent the remaining ownership interest in the Parent, will be exchanged for new shares of common stock of the new Maryland corporation.

The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to AF Mutual Holding Company’s ownership interest in the equity of the Parent as of the date of the latest balance sheet contained in the prospectus plus the value of the net assets of AF Mutual Holding Company as of the date of the latest statement of financial condition of AF Mutual Holding Company prior to the consummation of the conversion (excluding its ownership of the Parent). The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering.

Mortgage Banking Northwest Expansion – In February 2016, we expanded our physical mortgage origination footprint to Kirkland and Puyallup, Washington, Medford, Oregon and Tucson, Arizona with loan production offices and established mortgage origination teams in each market area.

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

There were no changes made in our internal controls during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Alamogordo Financial Corp. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Alamogordo Financial Corp.’s website at www.Bank 34online.com under “About Bank 34 – Investor Relations.”

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (The “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2015 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Charter of Alamogordo Financial Corp. (1)
3.2	Bylaws of Alamogordo Financial Corp. (1)
3.3 4	Amendment to Bylaws of Alamogordo Financial Corp. (4) Form of Common Stock Certificate of Alamogordo Financial Corp. (1)
10.1	Amended and Restated Employee Stock Ownership Plan, including amendments †
10.2	Deferred Compensation Agreement with Jill Gutierrez (2) †

10.3	Deferred Compensation Plan Agreement with Jan R. Thiry (2) †
10.4	Deferred Compensation Plan Agreement with William P. Kauper (2) †
10.5	Split Dollar Life Insurance Agreement with Jill Gutierrez (2) †
10.6	Form of Director Retirement Agreement, as amended (2) †
10.7	Form of Director Split Dollar Life Insurance Agreement (2) †
10.8	Alamogordo Financial Corp. 2001 Stock Option Plan (3) †
10.9	Alamogordo Financial Corp. 2001 Recognition and Retention Plan (3) †
10.10	Form of Amendment to Deferred Compensation Plan Agreement with Jill Gutierrez, Jan R. Thiry and William P. Kauper (5) †
10.11	Director Deferred Fee Plan †
10.12	Retention Bonus Agreement with Jan R. Thiry †
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

†	Management contract or compensation plan or arrangement.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Alamogordo Financial Corp. (File No. 333-92913), originally filed with the Securities and Exchange Commission on December 16, 1999.

(2)	Incorporated by reference to the Registration Statement on Form S-4 of Alamogordo Financial Corp. (File No. 333-192233), originally filed with the Securities and Exchange Commission on November 8, 2013.

(3)	Incorporated by reference to the exhibits to Alamogordo Financial Corp.’s Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29655) as filed with the Securities and Exchange Commission on May 5, 2001.
(4)	Incorporated by reference to the Current Report on Form 8-K of Alamogordo Financial Corp. (File No. 000-29655), filed with the Securities and Exchange Commission on December 24, 2014.
(5)	Incorporated by reference to Exhibit 10.1 to Alamogordo Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 000-29655) as filed with the Securities and Exchange Commission on July 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMOGORDO FINANCIAL CORP.

Date: March 28, 2016	By:	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jill Gutierrez	Chief Executive Officer	March 28, 2016
Jill Gutierrez	and Director (Principal Executive
Officer)

/s/ Jan R. Thiry	Executive Vice President, Chief	March 28, 2016
Jan R. Thiry	Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ William F. Burt	Vice Chairman	March 28, 2016
William F. Burt

/s/ Wortham A. Cook	Director	March 28, 2016
Wortham A. Cook

/s/ James D. Harris	Director	March 28, 2016
James D. Harris

/s/ Randal L. Rabon	Chairman	March 28, 2016
Randal L. Rabon

/s/ Elaine E. Ralls	Director	March 28, 2016
Elaine E. Ralls

/s/ Don P. Van Winkle	Director	March 28, 2016
Don P. Van Winkle