Form 10-Q
period 2016-03-31
ALAMOGORDO FINANCIAL CORP
filed 2016-05-04
CIK 1100542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Shares of the Registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2016 were 1,679,500.

Alamogordo Financial Corp.
FORM 10-Q

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015

ASSETS
Cash and due from banks	$3,772,798	$5,959,864
Interest-bearing deposits with banks	12,145,000	13,865,000
Total cash and cash equivalents	15,917,798	19,824,864

Loans held for investment	196,956,689	194,031,590
Allowance for loan losses	(2,052,365)	(1,894,196)
Loans held for investment, net	194,904,324	192,137,394

Loans held for sale	17,597,841	11,380,627
Available-for-sale securities	29,481,319	28,630,551
Other real estate	501,558	306,000
Premises and equipment, net	9,800,123	9,801,328
Stock in financial institutions	1,552,961	1,546,847
Accrued interest receivable	678,287	698,904
Bank owned life insurance	5,386,242	5,355,013
Core deposit intangible	341,237	362,780
Prepaid and other assets	2,344,340	940,099

TOTAL ASSETS	$278,506,030	$270,984,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$40,758,662	$37,969,000
Savings and NOW deposits	122,114,090	113,624,419
Time deposits	71,756,018	74,106,894
Total deposits	234,628,770	225,700,313

Federal Home Loan Bank advances	11,000,000	13,000,000
Escrows	370,154	277,370
Accrued interest and other liabilities	2,616,782	2,363,000
Total liabilities	248,615,706	241,340,683

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.10 par value; 20,000,000 shares authorized,	168,513	168,513
1,685,132 issued, 1,679,500 outstanding at
March 31, 2016 and December 31, 2015.
Additional paid-in capital	9,715,209	9,713,894
Retained earnings	20,410,736	20,404,880
Accumulated other comprehensive income (loss)	9,636	(216,047)
Treasury stock, at cost; 5,632 shares	(139,332)	(139,332)
Unearned employee stock ownership plan (ESOP) shares	(274,438)	(288,184)
Total stockholders’ equity	29,890,324	29,643,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,506,030	$270,984,407

The accompanying notes are an integral part of these consolidated financial statements.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2016	2015

Interest income
Interest and fees on loans	$2,918,231	$2,637,116
Interest on securities	120,407	164,609
Interest on other interest-earning assets	22,299	21,454
Total interest income	3,060,937	2,823,179

Interest expense
Interest on deposits	364,808	332,866
Interest on borrowings	10,808	8,926
Total interest expense	375,616	341,792

Net interest income	2,685,321	2,481,387
Provision for loan losses	52,000	100,000

Net interest income after provision for loan losses	2,633,321	2,381,387

Noninterest income
Gain on sale of loans	1,688,434	888,200
Service charges and fees	99,157	50,119
Loss on sale and impairments of other real estate	-	(200,000)
Loss on sale of securities	-	(13,800)
Bank owned life insurance income	43,024	32,414
Other	53,151	44,894
Total noninterest income	1,883,766	801,827

Noninterest expense
Salaries and benefits	2,581,184	1,925,621
Occupancy	451,529	426,300
Data processing fees	358,690	312,335
FDIC and other insurance expense	71,400	60,600
Professional fees	402,951	232,301
Merger-related expenses	-	94,324
Advertising	52,389	37,569
Net other real estate expenses	2,756	6,945
Other	575,332	351,476
Total noninterest expense	4,496,231	3,447,471

Income (loss) before income taxes	20,856	(264,257)
Provision for income taxes	15,000	-

NET INCOME (LOSS)	5,856	(264,257)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	225,683	(19,914)

COMPREHENSIVE INCOME (LOSS)	$231,539	$(284,171)

Income (loss) per common share:
Basic	$0.00	$(0.16)
Diluted	$0.00	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
		Additional		Comprehensive		Unearned	Total
	Common	Paid-In	Retained	Income	Treasury	ESOP	Stockholders’
	Stock	Capital	Earnings	(Loss)	Stock	Shares	Equity

BALANCE, DECEMBER 31, 2014	$168,552	$9,714,459	$20,084,266	$(148,446)	$(139,332)	$(343,168)	$29,336,331

Net loss	-	-	(264,257)	-	-	-	(264,257)
Unrealized (loss) on available-for-sale securities	-	-	-	(19,914)	-	-	(19,914)
Amortization of ESOP award	-	(1,605)	-	-	-	13,746	12,141

BALANCE, MARCH 31, 2015	$168,552	$9,712,854	$19,820,009	$(168,360)	$(139,332)	$(329,422)	$29,064,301

BALANCE, DECEMBER 31, 2015	$168,513	$9,713,894	$20,404,880	$(216,047)	$(139,332)	$(288,184)	$29,643,724

Net income	-	-	5,856	-	-	-	5,856
Unrealized gain on available-for-sale securities	-	-	-	225,683	-	-	225,683
Amortization of ESOP award	-	1,315	-	-	-	13,746	15,061
BALANCE, MARCH 31, 2016	$168,513	$9,715,209	$20,410,736	$9,636	$(139,332)	$(274,438)	$29,890,324

The accompanying notes are an integral part of these consolidated financial statements.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$5,856	$(264,257)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	151,091	169,228
Stock dividend on financial institution stock	(6,114)	(4,212)
Loss on sale and impairments of other real estate	-	200,000
Amortization of premiums and discounts on securities, net	122,978	131,367
ESOP expense	15,061	12,141
Amortization of core deposit intangible	21,543	27,624
Loss on sale of available-for-sale securities	-	13,800
Gain on sale of loans	(1,688,434)	(888,200)
Proceeds from sale of loans held for sale	44,263,954	30,161,715
Funding of loans held for sale	(47,590,265)	(32,021,824)
Provision for loan losses	52,000	100,000
Net increase in bank-owned life insurance	(31,229)	(32,414)
Changes in operating assets and liabilities:
Accrued interest receivable	20,617	(36,487)
Prepaid and other assets	(1,404,241)	(25,281)
Accrued interest and other liabilities	97,019	(399,281)
Net cash used for operating activities	(5,970,164)	(2,856,081)

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	1,354,204	1,330,908
Proceeds from sales of available-for-sale securities	-	2,286,200
Purchases of available-for-sale securities	(2,102,266)	(9,742,836)
Net change in loans held for investment	(4,060,195)	(6,225,233)
Purchases of premises and equipment	(149,886)	(39,421)
Redemption of stock in financial institutions	-	432,000
Net cash used for investing activities	(4,958,143)	(11,958,382)

Cash flows from financing activities
Net change in deposits	8,928,457	(1,090,324)
Net change in escrows	92,784	95,162
Net change in Federal Home Loan Bank advances	(2,000,000)	7,500,000
Net cash provided by financing activities	7,021,241	6,504,838

Net decrease in cash and cash equivalents	(3,907,066)	(8,309,625)

Cash and cash equivalents, beginning of period	19,824,864	14,823,973

Cash and cash equivalents, end of period	$15,917,798	$6,514,348

Supplemental disclosures:
Interest on deposits and advances paid	$378,436	$335,632
Income taxes paid	$15,000	$-
Noncash investing and financing activities:
Transfers of loans to other real estate	$195,558	$-

The accompanying notes are an integral part of these consolidated financial statements.

Alamogordo Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Alamogordo Financial Corp. (the “Company”) is a savings and loan holding company that owns 100% of Bank 34 (the “Bank”). On June 30, 2008, the Bank changed its name from Alamogordo Federal Savings and Loan Association to Bank 34. Alamogordo Financial Corp. (the “Parent”) was incorporated on April 30, 1997 and is a majority-owned subsidiary of AF Mutual Holding Company. As of March 31, 2016, AF Mutual Holding Company owned 54.7% of the Company’s outstanding shares of common stock.

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico, and Scottsdale and Peoria, Arizona. The Bank also operates seven loan production offices in El Paso, Texas, Phoenix and Tucson, Arizona, Albuquerque, New Mexico, Kirkland and Puyallup, Washington, and Medford, Oregon. The loan production offices in Kirkland and Puyallup, Washington, Medford, Oregon, and Tucson, Arizona were opened in early 2016.

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

On March 7, 2016, the Boards of Directors of AF Mutual Holding Company, the Parent and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, AF Mutual Holding Company will convert from the mutual holding company form of organization to the fully public form in a “second-step” stock offering. AF Mutual Holding Company will be merged into the Parent, and AF Mutual Holding Company will no longer exist. The Parent will then merge into a new Maryland corporation named Bancorp 34, Inc. The existing publicly held shares of the Parent, which represent the remaining ownership interest in the Parent, will be exchanged for new shares of common stock of the new Maryland corporation.

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations at the dates and for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations for the full fiscal year. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Subsequent Events – Subsequent events have been evaluated through the date the consolidated financial statements were issued.

Summary of Recent Accounting Pronouncements:

Debt Issuance Costs - In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt and would be applied using a retrospective approach. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other companies, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 did not have a material impact on the Company’s financial statements.

Business Combinations - In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective for public companies prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. For all other companies, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The adoption of ASU 2015-16 did not have a material impact on the Company’s financial statements.

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for public companies for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. For all other companies, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

NOTE 2 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at March 31, 2016 and December 31, 2015. The carrying amount of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

March 31, 2016
Available-for-sale securities
Mortgage-backed securities	$24,309,721	$103,826	$(141,879)	$24,271,668
U.S. Government agencies	3,274,868	32,999	(5,249)	3,302,618
Municipal obligations	1,887,094	20,592	(653)	1,907,033

	$29,471,683	$157,417	$(147,781)	$29,481,319

December 31, 2015
Available-for-sale securities
Mortgage-backed securities	$23,449,558	$52,498	$(231,560)	$23,270,496
U.S. Government agencies	3,498,469	10,429	(50,085)	3,458,813
Municipal obligations	1,898,571	3,317	(646)	1,901,242

	$28,846,598	$66,244	$(282,291)	$28,630,551

Proceeds from the sale of available-for-sale securities and resulting net gains and net losses were as follows:

	Three Months Ended March 31,
	2016	2015

Proceeds from sale	$-	$2,286,200
(Losses), net	$-	$(13,800)

Amortized cost and fair value of securities by contractual maturity as of March 31, 2016 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at March 31, 2016 were as follows:

	March 31, 2016
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one to five years	28,207,821	28,193,363
Due after five to ten years	1,263,862	1,287,956
Due after ten years	-	-

Totals	$29,471,683	$29,481,319

At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At March 31, 2016 and December 31, 2015, mortgage-backed securities included collateralized mortgage obligations of $6.7 million and $5.9 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	March 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$3,556,124	$(25,291)	$8,423,645	$(116,588)	$11,979,769	$(141,879)
U.S. Government agencies	-	-	1,364,141	(5,249)	1,364,141	(5,249)
Municipal obligations	35,300	(653)	-	-	35,300	(653)

Total temporarily impaired securities	$3,591,424	$(25,944)	$9,787,786	$(121,837)	$13,379,210	$(147,781)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$13,002,963	$(133,816)	$5,833,352	$(97,744)	$18,836,315	$(231,560)
U.S. Government agencies	1,242,250	(6,715)	1,477,876	(43,370)	2,720,126	(50,085)
Municipal obligations	35,541	(646)	-	-	35,541	(646)

Total temporarily impaired securities	$14,280,754	$(141,177)	$7,311,228	$(141,114)	$21,591,982	$(282,291)

At March 31, 2016, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016 or December 31, 2015.

Loans and securities carried at approximately $115.6 million at March 31, 2016 were pledged to secure FHLB advances. In addition, securities carried at approximately $6.7 million at March 31, 2016 were pledged to secure public deposits.

NOTE 3 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$149,189,698	75.5%	$146,643,998	75.3%
One- to four-family residential real estate	29,930,302	15.1	31,412,437	16.1
Commercial and industrial	10,798,417	5.5	10,235,492	5.3
Consumer and other	7,703,009	3.9	6,428,765	3.3
Total gross loans	197,621,426	100.0%	194,720,692	100.0%
Unamortized loan fees	(664,737)		(689,102)
Loans held for investment	196,956,689		194,031,590
Allowance for loan losses	(2,052,365)		(1,894,196)
Loans held for investment, net	$194,904,324		$192,137,394

At March 31, 2016 and December 31, 2015 commercial real estate loans include construction loans of $7.7 million and $7.8 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,241,068	567,465	197,713	46,119	2,052,365

Total	1,241,068	567,465	197,713	46,119	2,052,365

Gross loans
Ending balance: individually evaluated for impairment	$3,122,828	$1,289,486	$630,195	$23,247	$5,065,756
Ending balance: collectively evaluated for impairment	146,066,870	28,640,816	10,168,222	7,679,762	192,555,670
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-

Total	$149,189,698	$29,930,302	$10,798,417	$7,703,009	$197,621,426

	As of December 31, 2015
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,136,458	656,089	63,527	38,122	1,894,196
Total	$1,136,458	$656,089	$63,527	$38,122	$1,894,196

Gross loans
Ending balance: individually evaluated for impairment	$2,221,619	$1,830,826	$354,208	$-	$4,406,653
Ending balance: collectively evaluated for impairment	144,422,379	29,581,611	9,881,284	6,428,765	190,314,039
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$146,643,998	$31,412,437	$10,235,492	$6,428,765	$194,720,692

The following is a summary of activities for the allowance for loan losses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Beginning balance	$1,894,196	$1,707,282

Provision for loan losses	52,000	100,000

Charge-offs:
Commercial real estate	-	-
One- to four-family residential real estate	(10,756)	-
Commercial and industrial	-	-
Consumer and other	-	(160)
Total charge-offs	(10,756)	(160)

Recoveries:
Commercial real estate	116,125	183,546
One- to four-family residential real estate	800	-
Commercial and industrial	-	-
Consumer and other	-	-
Total recoveries	116,925	183,546
Net recoveries	106,169	183,386

Ending balance	$2,052,365	$1,990,668

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of March 31, 2016 and December 31, 2015. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

March 31, 2016
Commercial real estate	$-	$-	$-	$-	$149,189,698	$149,189,698
One- to four-family residential real estate	434,237	-	634,087	1,068,324	28,861,978	29,930,302
Commercial and industrial	304,144	-	-	304,144	10,494,273	10,798,417
Consumer and other	-	-	-	-	7,703,009	7,703,009

Totals	$738,381	$-	$634,087	$1,372,468	$196,248,958	$197,621,426

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2015
Commercial real estate	$-	$-	$-	$-	$146,643,998	$146,643,998
One- to four-family residential real estate	314,541	173,467	788,159	1,276,167	30,136,270	31,412,437
Commercial and industrial	-	-	-	-	10,235,492	10,235,492
Consumer and other	-	-	-	-	6,428,765	6,428,765

Totals	$314,541	$173,467	$788,159	$1,276,167	$193,444,525	$194,720,692

The following table sets forth nonaccrual loans and other real estate at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Nonaccrual loans
Commercial real estate	$-	$-
One- to four-family residential real estate	1,048,451	1,489,851
Commercial and industrial	304,144	354,208
Consumer and other	-	-
Total nonaccrual loans	1,352,595	1,844,059
Other real estate (ORE)	501,558	306,000

Total nonperforming assets	$1,854,153	$2,150,059

Nonperforming assets to gross loans held for investment and ORE	0.94%	1.10%
Nonperforming assets to total assets	0.67%	0.79%

Other real estate consisted of one commercial property and one 1-4 family residence at March 31, 2016 and one commercial property at December 31, 2015.

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at March 31, 2016 and December 31, 2015. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of March 31, 2016
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$144,577,449	$28,427,054	$10,078,247	$7,679,762	$190,762,512
Special mention	1,489,421	213,762	89,975	-	1,793,158
Substandard	3,122,828	1,289,486	326,051	23,247	4,761,612
Doubtful	-	-	304,144	-	304,144
Loss	-	-	-	-	-

Totals	$149,189,698	$29,930,302	$10,798,417	$7,703,009	$197,621,426

	As of December 31, 2015
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$142,560,320	$29,434,236	$9,785,619	$6,428,765	$188,208,940
Special mention	1,862,059	147,375	95,665	-	2,105,099
Substandard	2,221,619	1,830,826	-	-	4,052,445
Doubtful	-	-	354,208	-	354,208
Loss	-	-	-	-	-

Totals	$146,643,998	$31,412,437	$10,235,492	$6,428,765	$194,720,692

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

	As of March 31, 2016
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,048,451	1,048,451	-	1,395,991
Commercial and industrial	304,144	304,144	-	380,998
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,048,451	1,048,451	-	1,395,991
Commercial and industrial	304,144	304,144	-	380,998
Consumer and other	-	-	-	-

	As of December 31, 2015
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,489,851	1,489,851	-	1,949,279
Commercial and industrial	354,208	354,208	-	733,940
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,489,851	1,489,851	-	1,949,279
Commercial and industrial	354,208	354,208	-	733,940
Consumer and other	-	-	-	-

During the three months ended March 31, 2016 and 2015, no interest income was recognized on these loans as interest collected was credited to loan principal.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at March 31, 2016 and December 31, 2015.

Troubled Debt Restructurings – Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, the Bank has granted a concession that they would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, rates, or a combination of the two. All troubled debt restructurings placed on nonaccrual status must show no less than six consecutive months of repayment performance by the borrower in accordance with contractual terms to return to accrual status. Once a loan has been identified as a troubled debt restructuring, it will continue to be reported as such until the loan is paid in full.

There were no troubled debt restructurings as of March 31, 2016 or December 31, 2015.

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

NOTE 4 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	March 31,	December 31,
	2016	2015

Gross carrying value	$502,000	$502,000
Less accumulated amortization	(160,763)	(139,220)

Core deposit intangible	$341,237	$362,780

Amortization of core deposit intangible was $21,543 and $27,624 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments to extend credit and may have standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Commitments to originate and sell mortgage loans	$31,960,061	$15,661,263
Commitments to extend credit	22,994,407	18,695,121
Unused lines of credit	4,819,999	4,591,908

Totals	$59,774,467	$38,948,292

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. There were no standby letters of credit at March 31, 2016 and December 31, 2015.

NOTE 6 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of March 31, 2016 and December 31, 2015, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of March 31, 2016, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2016:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$31,687	16.26%	$15,592	≥8.00%	$19,490	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$29,635	15.21%	$11,694	≥6.00%	$15,592	≥8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$29,635	15.21%	$8,771	≥4.50%	$12,669	≥6.50%

Tier I Capital
(to Average Assets)	$29,635	11.09%	$10,690	≥4.00%	$13,363	≥5.00%

As of December 31, 2015:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$31,584	16.93%	$14,928	≥8.00%	$18,660	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$29,690	15.91%	$11,196	≥6.00%	$14,928	≥8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$29,690	15.91%	$8,397	≥4.50%	$12,129	≥6.50%

Tier I Capital
(to Average Assets)	$29,690	11.06%	$10,742	≥4.00%	$13,428	≥5.00%

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at March 31, 2016 and December 31, 2015.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

March 31, 2016
Recurring basis
Mortgage-backed securities	$-	$24,271,668	$-	$24,271,668
U.S. Government agencies	-	$3,302,618	-	3,302,618
Municipal obligations	-	$1,907,033	-	1,907,033
Nonrecurring basis
Loans held for sale	-	17,597,841	-	17,597,841
Other real estate	-	-	501,558	501,558
Impaired loans	-	-	1,352,595	1,352,595

Totals	$-	$47,079,160	$1,854,153	$48,933,314

December 31, 2015
Recurring basis
Mortgage-backed securities	$-	$23,270,496	$-	$23,270,496
U.S. Government agencies	-	3,458,813	-	3,458,813
Municipal obligations	-	1,901,242	-	1,901,242
Nonrecurring basis
Loans held for sale	-	11,380,627	-	11,380,627
Other real estate	-	-	306,000	306,000
Impaired loans	-	-	1,844,059	1,844,059

Totals	$-	$40,011,178	$2,150,059	$42,161,237

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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At March 31, 2016
Financial assets:
Cash and due from banks	$3,773	$3,773	$3,773	$-	$-
Interest-bearing deposits with banks	12,145	12,145	12,145	-	-
Available-for-sale securities	29,481	29,481	-	29,481	-
Loans held for sale	17,598	17,598	-	17,598	-
Loans held for investment, net	194,904	194,934	-	-	194,934
Stock in financial institutions	1,553	1,553	-	1,553	-

Financial liabilities:
Demand deposits, savings and NOW deposits	162,873	160,198	160,198	-	-
Time deposits	71,756	71,791	-	71,791	-
Federal Home Loan Bank advances	11,000	10,998	-	10,998	-

At December 31, 2015
Financial assets:
Cash and due from banks	$5,960	$5,960	$5,960	$-	$-
Interest-bearing deposits with banks	13,865	13,865	13,865	-	-
Available-for-sale securities	28,631	28,631	-	28,631	-
Loans held for sale	11,381	11,381	-	11,381	-
Loans held for investment, net	192,137	195,631	-	-	195,631
Stock in financial institutions	1,547	1,547	-	1,547	-

Financial liabilities:
Demand deposits, savings and NOW deposits	151,593	147,947	147,947	-	-
Time deposits	74,107	74,149	-	74,149	-
Federal Home Loan Bank advances	13,000	13,004	-	13,004	-

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

NOTE 8 –EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share – Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. For earning per share computations, unallocated ESOP shares are treated like treasury shares and not considered outstanding. The calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2016 and 2015 excludes 18,020 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive.

	Three Months Ended
	March 31,
	2016	2015

Net income (loss)	$5,856	$(264,257)

Weighted-average shares outstanding	1,662,105	1,657,227

Income (loss) per common share:
Basic	$0.00	$(0.16)
Diluted	$0.00	$(0.16)

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

	Three Months Ended March 31,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$203,741	$2,918	5.76%	$187,491	$2,637	5.70%
Interest-earning deposits	496	16	13.05%	5,368	4	0.30%
Securities	28,259	120	1.71%	34,362	165	1.95%
Federal Home Loan Bank stock	1,167	3	0.90%	889	9	4.11%
Other	382	4	3.80%	788	8	4.12%
Total interest-earning assets	234,045	3,061	5.26%	228,898	2,823	5.00%
Noninterest-earning assets	59,765			19,574
Total assets	$293,811			$248,472

Interest-bearing liabilities:
Checking, money market and savings accounts	$117,325	214	0.73%	$100,407	163	0.66%
Certificates of deposit	72,637	151	0.84%	80,899	170	0.85%
Total deposits	189,962	365	0.77%	181,306	333	0.74%
Advances from FHLB of Dallas	9,764	11	0.45%	15,832	9	0.23%
Total interest-bearing liabilities	199,726	376	0.76%	197,138	342	0.70%
Non-interest bearing deposits	34,133			19,172
Non-interest bearing liabilities	2,592			2,786
Total liabilities	236,451			219,096
Stockholders’ equity	30,182			29,376
Total liabilities and stockholders’ equity	$266,633			$248,472

Net interest income		$2,685			$2,481
Net interest rate spread (2)			4.50%			4.30%
Net interest-earning assets (3)	$34,319			$31,760

Net interest margin (4)			4.61%			4.40%
Average interest-earning assets to average interest- bearing liabilities			117.18%			116.11%

(1)	Yield/Rate for the three month periods have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Cash and cash equivalents decreased $3.9 million, or 19.7%, to $15.9 million at March 31, 2016 from $19.8 million at December 31, 2015. The decrease is due to the variability in timing of deposits.

Loans held for investment increased $2.9 million, or 1.5%, to $197.0 million at March 31, 2016 from $194.0 million at December 31, 2015, due to organic growth. During the quarter ended March 31, 2016, commercial real estate loans increased to 75.5% of the gross loan portfolio from 75.3%, while one- to four-family residential real estate loans decreased to 15.1% of the portfolio from 16.1%. The residential mortgage loan portfolio experienced natural run-off as the Bank continued to focus on the secondary mortgage lending program whereby new loans are originated and sold for fee income as opposed to being held in the portfolio.

Loans held for sale at March 31, 2016 totaled $17.6 million, consisting entirely of residential mortgage loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. At December 31, 2015, loans held for sale totaled $11.4 million. The balances at any date vary based upon the timing and volume of current loan originations and sales; however, the record high quarter end balance at March 31, 2016 was partially due to the addition of four new loan production offices in February 2016.

Available for sale securities increased $851,000, or 3.0%, during the three months ended March 31, 2016, due to the investment of excess funds from deposits.

Other real estate increased $196,000 to $502,000 at March 31, 2016 as a result of a foreclosure on a one- to four-family residential property during the quarter ended March 31, 2016.

Total deposits increased $8.9 million, or 4.0%, to $234.6 million at March 31, 2016 from $225.7 million at December 31, 2015. The increase included a $2.8 million, or 7.3% increase in non-interest bearing demand deposits and an $8.5 million, or 7.5% increase in savings and money market deposits, partially offset by a $2.4 million, or 3.2% decrease in time deposits. The increase in savings and money market deposits is primarily due to maturing certificates of deposit customers preferring not to lock into term deposits, and growth from new and existing Arizona customers. We have been growing noninterest bearing demand and saving and money market balances while allowing certificates of deposit to run off at maturity to improve the deposit mix and reduce the cost of funds.

Borrowings, consisting solely of Federal Home Loan Bank advances, decreased $2.0 million to $11.0 million at March 31, 2016 from $13.0 million at December 31, 2015. Excess funds from deposit growth were used to pay down advances during the period.

Total stockholders’ equity increased $247,000, or 0.8%, to $29.9 million at March 31, 2016 from $29.6 million at December 31, 2015. The increase was primarily due to an increase in accumulated other comprehensive income resulting from the improvement in the fair value of available-for-sale securities of $226,000 for the quarter ended March 31, 2016.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. In the fall of 2015 and again in February 2016, the Company announced the expansion of its mortgage banking program, which included the addition of new loan production offices in Scottsdale and Tucson, Arizona, Albuquerque, New Mexico, Kirkland and Puyallup, Washington, and Medford, Oregon. Operating results were negatively affected as the start-up period operating costs exceeded revenue generated by this new operation. We had net income of $6,000 in the three months ended March 31, 2016, compared to a net loss of $264,000 for the three months ended March 31, 2015.

Interest Income. Interest income increased $238,000, or 8.4%, to $3.1 million for the three months ended March 31, 2016 from $2.8 million for the three months ended March 31, 2015. The increase was due to a $5.1 million, or 2.2% increase in average interest-earning assets and an improvement in asset mix as loans, our highest yielding assets, increased to 87.1% of average interest-earning assets from 81.9% of average interest-earning assets. The yield on average interest-earning assets increased 26 basis points to 5.26% for the three months ended March 31, 2016 from 5.00% for the three months ended March 31, 2015 due primarily to the improvement in asset mix. Interest and fees on loans increased $281,000, or 10.7%, to $2.9 million for the three months ended March 31, 2016, from $2.6 million for the three months ended March 31, 2015, partially offset by a $44,000, or 26.9%, decrease in interest income on available-for-sale securities. Interest income on loans increased due primarily to a $16.3 million, or 8.7%, increase in average loan balances, due to organic growth and a six basis point increase in yield. The average balance of securities decreased $6.1 million, or 17.8%, to $28.3 million for the three months ended March 31, 2016, compared to $34.4 million for the three months ended March 31, 2015, and the average yield decreased from 1.95% to 1.71% for the three months ended March 31, 2015 and 2016, respectively. The securities yield for the three months ended March 31, 2016 was negatively affected by accelerated prepayments on mortgage-backed securities purchased at premiums, accelerating premium amortization expense in the period.

Interest Expense. Interest expense increased $34,000, or 9.9%, to $376,000 for the three months ended March 31, 2016 from $342,000 for the three months ended March 31, 2015. The increase was the result of an increase in interest expense on deposits, which increased $32,000, or 9.6%, to $365,000 for the three months ended March 31, 2016 from $333,000 for the three months ended March 31, 2015.

Interest paid on checking, money market and savings accounts increased $51,000, or 31.3%, to $214,000 for the three months ended March 31, 2016 from $163,000 for the three months ended March 31, 2015. The average rate we paid on such deposit accounts increased seven basis points to 0.73% for the three months ended March 31, 2016 from 0.66% for the three months ended March 31, 2015 and the average balance increased $16.9 million, or 16.8%, to $117.3 million for the three months ended March 31, 2016 from $100.4 million for the three months ended March 31, 2015. The average rates we pay on these accounts is considerably higher in the Arizona market we entered with the Bank 1440 acquisition.

Net Interest Income. Net interest income increased $204,000, or 8.2%, to $2.7 million for the three months ended March 31, 2016 from $2.5 million for the three months ended March 31, 2015, as a result of a higher balance of net interest-earning assets and a higher net interest rate spread. Our average net interest-earning assets increased by $2.5 million, or 8.1%, to $34.3 million for the three months ended March 31, 2016 from $31.8 million for the three months ended March 31, 2015 due primarily to organic growth. Our net interest rate spread improved by 20 basis points to 4.50% for the three months ended March 31, 2016 from 4.30% for the three months ended March 31, 2015, as we carried 87.1% of our average interest-earning assets in loans, our highest yielding assets, for the three months ended March 31, 2016, compared to 81.9% in loans for the comparable quarter in 2015. This repositioning of our asset portfolio was achieved principally through organic loan growth. Our cost of borrowings increased to 0.45% for the quarter ended March 31, 2016 from 0.23% for the quarter ended March 31, 2015 due to the increase in short term interest rates following the 25 basis point increase in the target Federal Funds rate in December 2015.

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

See “- Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $52,000 for the three months ended March 31, 2016, compared to $100,000 for the three months ended March 31, 2015. In the quarter ended March 31, 2016, gross loans held for investment grew $2.9 million, or 1.5%. In addition, $117,000 in recoveries of previously charged-off balances were received during the quarter ended March 31, 2016 compared to $184,000 during the quarter ended March 31, 2015.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2016.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income increased $1.1 million, or 134.9%, to $1.9 million for the three months ended March 31, 2016 from $802,000 for the three months ended March 31, 2015 due to a higher volume of loan sales and related gains, and no impairment charge on other real estate compared to a charge of $200,000 for the comparable quarter in 2015.

Gain on sale of loans increased $800,000, or 90.1%, to $1.7 million for the three months ended March 31, 2016 from $888,000 for the three months ended March 31, 2015 as the Company has continued to expand its secondary mortgage loan operation. During the three months ended March 31, 2016, we sold $41.5 million of mortgage loans for a gain of $1.6 million and $1.0 million of SBA loans for a gain of $99,000, compared to $29.3 million of mortgage loan sales during the three months ended March 31, 2015 for a gain of $888,000. There were no SBA loans sold during the three months ended March 31, 2015. We realized a 3.8% average premium (gain on sale/sold loans) on the sales of mortgage loans for the three months ended March 31, 2016 and 3.0% for the three months ended March 31, 2015. The Bank has experienced higher premiums on sales of mortgage loans since mid-2015 when we enhanced our pipeline management with the addition of more experienced personnel. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense increased $1.1 million, or 30.4%, to $4.5 million for the three months ended March 31, 2016 from $3.4 million for the three months ended March 31, 2015 due primarily to higher salaries and benefits, professional fees and other noninterest expense, partially offset by lower merger-related expenses. The increases were primarily related to expansion of our mortgage banking operations in the fall of 2015 and again in February 2016, which included the addition of new loan production offices in Scottsdale and Tucson, Arizona, Albuquerque, New Mexico, Kirkland and Puyallup, Washington, and Medford, Oregon. Average assets for the quarter ended March 31, 2016 were 7.3% larger than for the quarter ended March 31, 2015. Coinciding with the increase in noninterest expense from the expansion of our mortgage banking operations was a 90.1% increase in gain on sale of loans.

We incurred no outside merger-related expenses for the quarter ended March 31, 2016 compared to $94,000 for the quarter ended March 31, 2015.

Income Tax Expense. Income tax expense was $15,000 and $0 for the quarters ended March 31, 2016 and 2015, respectively. The $15,000 income tax expense for the quarter ended March 31, 2016 represented a tax extension payment expected to be applied to cover an alternative minimum tax liability. The Company has net operating loss carry-forwards from prior periods which offset income for both periods so no other income tax expense or income tax benefits were recorded.

Asset Quality

We review loans on a regular basis, and place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of payment performance before the loan is eligible to return to accrual status.

Non-Performing Loans and Non-Performing Assets. The following table sets forth information regarding our non-performing assets. As of March 31, 2016 and December 31, 2015, we had no accruing troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates.

	At March 31,	At December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$1,048	$1,490
Commercial real estate	-	-
Commercial and industrial loans	304	354
Consumer and other loans	-	-
Total nonaccrual loans	1,352	1,844
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	1,352	1,844
Other real estate (ORE)
One- to four-family residential real estate	196	-
Commercial real estate	306	306
Total other real estate	502	306
Other nonperforming assets	-	-
Total nonperforming assets	$1,854	$2,150

Ratios:
Nonperforming loans to gross loans held for investment	0.68%	0.95%
Nonperforming assets to total assets	0.67%	0.79%
Nonperforming assets to gross loans held for investment and ORE	0.94%	1.10%

The nonperforming asset ratios decreased due to the $492,000 decrease in nonaccrual loans, as well as increases in loans and assets, partially offset by a $196,000 increase in other real estate. In the quarter ended March 31, 2016 one one- to four-family residential property was added to other real estate.

Interest income that would have been recorded for the three months ended March 31, 2016, had nonaccruing loans been current according to their original terms amounted to $21,000. We recognized no interest income on these nonaccrual loans for the three months ended March 31, 2016.

At March 31, 2016, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Balance at beginning of period	$1,894	$1,707
Provision for loan losses	52	100
Charge-offs:
One- to four-family residential real estate loans	(11)	-
Commercial real estate loans	-	-
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total charge-offs	(11)	-
Recoveries:
One- to four-family residential real estate loans	1	184
Commercial real estate loans	116	-
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total recoveries	117	184
Net recoveries	106	184

Balance at end of period	$2,052	$1,991

ALLL to nonperforming loans	151.81%	134.55%
ALLL to total gross loans	1.04%	1.09%
ALLL to total gross loans less acquired loans	1.27%	1.46%
Net (charge-offs) recoveries to average loans outstanding during the period	0.21%	0.39%

The allowance for loan losses to nonperforming loans ratio increased due primarily to a 26.7% decrease in nonperforming loans. The allowance for loan losses to total loans ratios decreased due to a larger increase in total gross loans compared to the increase in the allowance for loan losses. The net recoveries to average loans outstanding ratio decreased due to an 8.7% increase in average loans outstanding between the periods, and a 42.1% decrease in net recoveries.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, FHLB borrowings, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities.

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of March 31, 2016.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $15.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $29.5 million at March 31, 2016. In addition, at March 31, 2016, we had the ability to borrow an additional $104.6 million from the Federal Home Loan Bank of Dallas. On that date, we had $11.0 million of advances outstanding. The Bank also has two lines of credit available with other financial institutions of $6.0 million and 2.0 million, respectively.

At March 31, 2016, we had $23.0 million in loan commitments outstanding, and an additional $32.0 million in commitments to originate and sell mortgage loans. In addition, we had $4.8 million in unused lines of credit and no commitments issued under standby letters of credit. Time deposits due within one year as of March 31, 2016 totaled $44.1 million, or 18.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas or the other financial institutions, or increase our deposits by offering higher interest rates.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2016, we originated $20.2 million of loans held for investment and $47.6 million of mortgage loans held for sale, compared to $8.5 million of loans held for investment and $32.0 million of mortgage loans held for sale during the three months ended March 31, 2015. In the three months ended March 31, 2016 and 2015, we purchased $2.1 million and $9.7 million of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase of $8.9 million and a net decrease of $1.1 million in total deposits for the three months ended March 31, 2016 and 2015, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances decreased by $2.0 million and increased by $7.5 million for the three months ended March 31, 2016 and 2015, respectively. In the first three months of 2016, the $8.9 million in deposit growth decreased our reliance on FHLB borrowings. During the three months ended March 31, 2015, we were able to utilize proceeds from FHLB advances and excess liquid funds held at December 31, 2014 to fund new loan originations and the purchase of $9.7 million in available-for-sale securities.

Alamogordo Financial Corp. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Alamogordo Financial Corp’s. primary source of liquidity is dividend payments it may receive from the Bank. At March 31, 2016, Alamogordo Financial Corp. (on an unconsolidated basis) had liquid assets of $416,000.

The net proceeds from the “second-step” stock offering will significantly increase our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans.  Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity will be adversely affected following the stock offering.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016 and December 31, 2015, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Charter of Alamogordo Financial Corp. (1)

3.2	Bylaws of Alamogordo Financial Corp. (1)

3.3	Amendment to Bylaws of Alamogordo Financial Corp. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Alamogordo Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Alamogordo Financial Corp. (File No. 333-92913), originally filed with the Securities and Exchange Commission on December 16, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K of Alamogordo Financial Corp. (File No. 000-29655), filed with the Securities and Exchange Commission on December 24, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMOGORDO FINANCIAL CORP.

Date:	May 04, 2016	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer

Date:	May 04, 2016	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer

