Form 10-Q
period 2016-06-30
ALAMOGORDO FINANCIAL CORP
filed 2016-08-15
CIK 1100542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Shares of the Registrant’s common stock, par value $0.10 per share, issued and outstanding as of August 9, 2016 were 1,679,500.

Alamogordo Financial Corp.
FORM 10-Q

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015

ASSETS
Cash and due from banks	$3,660,802	$5,959,864
Interest-bearing deposits with banks	2,960,000	13,865,000
Total cash and cash equivalents	6,620,802	19,824,864

Loans held for investment	203,435,209	194,031,590
Allowance for loan losses	(2,152,565)	(1,894,196)
Loans held for investment, net	201,282,644	192,137,394

Loans held for sale	25,424,352	11,380,627
Available-for-sale securities	34,270,128	28,630,551
Other real estate	195,558	306,000
Premises and equipment, net	9,702,636	9,801,328
Stock in financial institutions	1,598,961	1,546,847
Accrued interest receivable	701,641	698,904
Bank owned life insurance	5,417,685	5,355,013
Core deposit intangible	319,694	362,780
Prepaid and other assets	1,572,981	940,099

TOTAL ASSETS	$287,107,082	$270,984,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$38,000,107	$37,969,000
Savings and NOW deposits	122,793,002	113,624,419
Time deposits	65,595,994	74,106,894
Total deposits	226,389,103	225,700,313

Federal Home Loan Bank advances	27,000,000	13,000,000
Escrows	363,840	277,370
Accrued interest and other liabilities	2,881,924	2,363,000
Total liabilities	256,634,867	241,340,683

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.10 par value; 20,000,000 shares authorized, 1,685,132 issued, 1,679,500 outstanding at June 30, 2016 and December 31, 2015.	168,513	168,513
Additional paid-in capital	9,719,295	9,713,894
Retained earnings	20,896,386	20,404,880
Accumulated other comprehensive income (loss)	90,050	(216,047)
Treasury stock, at cost; 5,632 shares	(139,332)	(139,332)
Unearned employee stock ownership plan (ESOP) shares	(262,697)	(288,184)
Total stockholders’ equity	30,472,215	29,643,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$287,107,082	$270,984,407

The accompanying notes are an integral part of these consolidated financial statements.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest income
Interest and fees on loans	$3,217,582	$2,833,426	$6,135,813	$5,470,542
Interest on securities	121,460	128,203	241,867	292,812
Interest on other interest-earning assets	16,880	31,095	39,179	52,549
Total interest income	3,355,922	2,992,724	6,416,859	5,815,903

Interest expense
Interest on deposits	364,962	336,644	729,770	669,510
Interest on borrowings	13,887	17,807	24,695	26,733
Total interest expense	378,849	354,451	754,465	696,243

Net interest income	2,977,073	2,638,273	5,662,394	5,119,660
Provision for loan losses	99,000	75,000	151,000	175,000

Net interest income after provision for loan losses	2,878,073	2,563,273	5,511,394	4,944,660

Noninterest income
Gain on sale of loans	2,595,003	1,162,993	4,283,437	2,051,193
Service charges and fees	93,961	60,413	193,118	110,532
Loss on sale and impairments of other real estate	(93,012)	-	(93,012)	(200,000)
Loss on sale of securities	-	-	-	(13,800)
Bank owned life insurance income	43,289	33,028	86,313	65,442
Other	23,760	33,838	76,911	78,732
Total noninterest income	2,663,001	1,290,272	4,546,767	2,092,099

Noninterest expense
Salaries and benefits	3,248,954	1,909,580	5,830,138	3,835,201
Occupancy	453,115	408,179	904,644	834,479
Data processing fees	607,221	369,082	965,911	734,554
FDIC and other insurance expense	25,800	50,658	97,200	111,258
Professional fees	337,281	224,492	740,232	456,793
Merger-related expenses	-	5,253	-	99,577
Advertising	62,813	65,652	115,202	103,221
Net other real estate expenses	548	6,809	3,304	13,754
Other	319,692	452,113	895,024	750,452
Total noninterest expense	5,055,424	3,491,818	9,551,655	6,939,289

Income before income taxes	485,650	361,727	506,506	97,470
Provision for income taxes	-	-	15,000	-

NET INCOME	485,650	361,727	491,506	97,470

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	80,414	(33,943)	306,097	(53,857)

COMPREHENSIVE INCOME	$566,064	$327,784	$797,603	$43,613

Income per common share:
Basic	$0.29	$0.22	$0.30	$0.06
Diluted	$0.29	$0.22	$0.30	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

ALAMOGORDO FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
				Other
		Additional		Comprehensive		Unearned	Total
	Common	Paid-In	Retained	Income	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	(Loss)	Stock	Shares	Equity

BALANCE, DECEMBER 31, 2014	$168,552	$9,714,459	$20,084,266	$(148,446)	$(139,332)	$(343,168)	$29,336,331

Net income	-	-	97,470	-	-	-	97,470
Unrealized (loss) on available-for-sale securities	-	-	-	(53,857)	-	-	(53,857)
Amortization of ESOP award	-	(1,492)	-	-	-	27,492	26,000
Other	(39)	39	-	-	-	-	-

BALANCE, JUNE 30, 2015	$168,513	$9,713,006	$20,181,736	$(202,303)	$(139,332)	$(315,676)	$29,405,944

BALANCE, DECEMBER 31, 2015	$168,513	$9,713,894	$20,404,880	$(216,047)	$(139,332)	$(288,184)	$29,643,724

Net income	-	-	491,506	-	-	-	491,506
Unrealized gain on available-for-sale securities	-	-	-	306,097	-	-	306,097
Amortization of ESOP award	-	5,401	-	-	-	25,487	30,888
BALANCE, JUNE 30, 2016	$168,513	$9,719,295	$20,896,386	$90,050	$(139,332)	$(262,697)	$30,472,215

The accompanying notes are an integral part of these consolidated financial statements.

ALAMOGORDO FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$491,506	$97,470
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	305,518	327,963
Stock dividend on financial institution stock	(8,314)	(5,012)
Loss on sale and impairments of other real estate	93,012	200,000
Amortization of premiums and discounts on securities, net	250,588	300,008
ESOP expense	30,888	26,000
Amortization of core deposit intangible	43,086	55,248
Loss on sale of available-for-sale securities	-	13,800
Gain on sale of loans	(4,283,437)	(2,051,193)
Proceeds from sale of loans held for sale	113,641,280	71,948,919
Funding of loans held for sale	(120,908,892)	(72,114,938)
Provision for loan losses	151,000	175,000
Net increase in bank-owned life insurance	(62,672)	(65,442)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,737)	(9,598)
Prepaid and other assets	(632,882)	(410,843)
Accrued interest and other liabilities	244,429	(739,785)
Other	-	23,365
Net cash used for operating activities	(10,647,627)	(2,229,038)

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	2,872,704	3,183,467
Proceeds from sales of available-for-sale securities	-	2,286,200
Purchases of available-for-sale securities	(8,456,771)	(9,742,836)
Net change in loans held for investment	(11,709,988)	(12,838,011)
Purchases of premises and equipment	(206,826)	(207,219)
(Purchase) Redemption of stock in financial institutions	(43,800)	201,400
Net proceeds from sales of other real estate	212,988	-
Net cash used for investing activities	(17,331,693)	(17,116,999)

Cash flows from financing activities
Net change in deposits	688,789	9,189,889
Net change in escrows	86,469	29,661
Net change in Federal Home Loan Bank advances	14,000,000	15,000,000
Net cash provided by financing activities	14,775,258	24,219,550

Net (decrease) increase in cash and cash equivalents	(13,204,062)	4,873,513

Cash and cash equivalents, beginning of period	19,824,864	14,823,973

Cash and cash equivalents, end of period	$6,620,802	$19,697,486

Supplemental disclosures:
Interest on deposits and advances paid	$758,253	$701,157
Income taxes paid	$15,000	$-
Noncash investing and financing activities:
Transfers of loans to other real estate	$195,558	$28,317

The accompanying notes are an integral part of these consolidated financial statements.

Alamogordo Financial Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Alamogordo Financial Corp. (the “Company”) is a savings and loan holding company that owns 100% of Bank 34 (the “Bank”). On June 30, 2008, the Bank changed its name from Alamogordo Federal Savings and Loan Association to Bank 34. Alamogordo Financial Corp. (the “Parent”) was incorporated on April 30, 1997 and is a majority-owned subsidiary of AF Mutual Holding Company. As of June 30, 2016, AF Mutual Holding Company owned 54.7% of the Company’s outstanding shares of common stock.

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico, and Scottsdale and Peoria, Arizona. The Bank also operates eight loan production offices in El Paso, Texas, Phoenix and Tubac, Arizona, Albuquerque, New Mexico, Kirkland and Puyallup, Washington, Medford, Oregon, and Littleton, Colorado. The loan production offices in Kirkland and Puyallup, Washington, Medford, Oregon, Tubac, Arizona, and Littleton, Colorado were opened in 2016.

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

On August 3, 2016, AF Mutual Holding Company received preliminary regulatory approval with respect to the conversion, and on August 5, 2016 Bancorp 34, Inc.’s registration statement was declared effective by the Securities and Exchange Commission.

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations at the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations for the full fiscal year. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The amendments in this update replace  the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to create credit loss estimates. The new guidance is effective for public companies that are U.S. Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. For all other public companies, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other companies, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The guidance is required to be applied by the modified retrospective approach. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

NOTE 2 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at June 30, 2016 and December 31, 2015. The carrying amount of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

June 30, 2016
Available-for-sale securities
Mortgage-backed securities	$29,218,032	$129,960	$(114,431)	$29,233,561
U.S. Government agencies	3,086,407	46,951	-	3,133,358
Municipal obligations	1,875,639	28,224	(654)	1,903,209

	$34,180,078	$205,135	$(115,085)	$34,270,128

December 31, 2015
Available-for-sale securities
Mortgage-backed securities	$23,449,558	$52,498	$(231,560)	$23,270,496
U.S. Government agencies	3,498,469	10,429	(50,085)	3,458,813
Municipal obligations	1,898,571	3,317	(646)	1,901,242

	$28,846,598	$66,244	$(282,291)	$28,630,551

Proceeds from the sale of available-for-sale securities and resulting net gains and net losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Proceeds from sale	$-	$-	$-	$2,286,200
(Losses), net	$-	$-	$-	$(13,800)

The last sale of available-for-sale securities was in the first quarter of 2015.

Amortized cost and fair value of securities by contractual maturity as of June 30, 2016 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at June 30, 2016 were as follows:

	June 30, 2016
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one to five years	31,744,542	31,825,285
Due after five to ten years	2,435,536	2,444,843
Due after ten years	-	-

Totals	$34,180,078	$34,270,128

At June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At June 30, 2016 and December 31, 2015, mortgage-backed securities included collateralized mortgage obligations of $9.5 million and $5.9 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	June 30, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$3,141,765	$(17,920)	$7,893,320	$(96,511)	$11,035,085	$(114,431)
U.S. Government agencies	-	-	-	-	-	-
Municipal obligations	35,093	(654)	-	-	35,093	(654)

Total temporarily impaired securities	$3,176,858	$(18,574)	$7,893,320	$(96,511)	$11,070,178	$(115,085)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$13,002,963	$(133,816)	$5,833,352	$(97,744)	$18,836,315	$(231,560)
U.S. Government agencies	1,242,250	(6,715)	1,477,876	(43,370)	2,720,126	(50,085)
Municipal obligations	35,541	(646)	-	-	35,541	(646)

Total temporarily impaired securities	$14,280,754	$(141,177)	$7,311,228	$(141,114)	$21,591,982	$(282,291)

At June 30, 2016, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the

Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016 or December 31, 2015.

Loans and securities carried at approximately $122.1 million at June 30, 2016 were pledged to secure FHLB advances. In addition, securities carried at approximately $6.3 million at June 30, 2016 were pledged to secure public deposits.

NOTE 3 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$155,581,765	76.2%	$146,643,998	75.3%
One- to four-family residential real estate	29,650,957	14.5	31,412,437	16.1
Commercial and industrial	10,489,296	5.2	10,235,492	5.3
Consumer and other	8,441,865	4.1	6,428,765	3.3
Total gross loans	204,163,883	100.0%	194,720,692	100.0%
Unamortized loan fees	(728,674)		(689,102)
Loans held for investment	203,435,209		194,031,590
Allowance for loan losses	(2,152,565)		(1,894,196)
Loans held for investment, net	$201,282,644		$192,137,394

At June 30, 2016 and December 31, 2015 commercial real estate loans include construction loans of $12.8 million and $7.8 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,337,667	565,960	199,418	49,520	2,152,565

Total	$1,337,667	$565,960	$199,418	$49,520	$2,152,565

Gross loans
Ending balance: individually evaluated for impairment	$3,029,853	$1,273,661	$624,244	$22,468	$4,950,226
Ending balance: collectively evaluated for impairment	152,551,912	28,377,296	9,865,052	8,419,397	199,213,657
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$155,581,765	$29,650,957	$10,489,296	$8,441,865	$204,163,883

	As of December 31, 2015
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,136,458	656,089	63,527	38,122	1,894,196

Total	$1,136,458	$656,089	$63,527	$38,122	$1,894,196

Gross loans
Ending balance: individually evaluated for impairment	$2,221,619	$1,830,826	$354,208	$-	$4,406,653
Ending balance: collectively evaluated for impairment	144,422,379	29,581,611	9,881,284	6,428,765	190,314,039
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$146,643,998	$31,412,437	$10,235,492	$6,428,765	$194,720,692

The following is a summary of activities for the allowance for loan losses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Beginning balance	$2,052,365	$1,990,668	$1,894,196	$1,707,282

Provision for loan losses	99,000	75,000	151,000	175,000

Charge-offs:
Commercial real estate	-	-	-	-
One- to four-family residential real estate	-	-	(10,756)	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	(160)
Total charge-offs	-	-	(10,756)	(160)

Recoveries:
Commercial real estate	-	-	116,125	183,546
One- to four-family residential real estate	1,200	2,400	2,000	2,400
Commercial and industrial	-	-	-	-
Consumer and other	-	80	-	80
Total recoveries	1,200	2,480	118,125	186,026
Net recoveries	1,200	2,480	107,369	185,866

Ending balance	$2,152,565	$2,068,148	$2,152,565	$2,068,148

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of June 30, 2016 and December 31, 2015. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

June 30, 2016
Commercial real estate	$-	$-	$-	$-	$155,581,765	$155,581,765
One- to four-family residential real estate	-	130,072	683,797	813,869	28,837,088	29,650,957
Commercial and industrial	-	-	304,144	304,144	10,185,152	10,489,296
Consumer and other	-	-	-	-	8,441,865	8,441,865

Totals	$-	$130,072	$987,941	$1,118,013	$203,045,870	$204,163,883

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2015
Commercial real estate	$-	$-	$-	$-	$146,643,998	$146,643,998
One- to four-family residential real estate	314,541	173,467	788,159	1,276,167	30,136,270	31,412,437
Commercial and industrial	-	-	-	-	10,235,492	10,235,492
Consumer and other	-	-	-	-	6,428,765	6,428,765

Totals	$314,541	$173,467	$788,159	$1,276,167	$193,444,525	$194,720,692

The following table sets forth nonaccrual loans and other real estate at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Nonaccrual loans
Commercial real estate	$-	$-
One- to four-family residential real estate	1,037,964	1,489,851
Commercial and industrial	304,144	354,208
Consumer and other	-	-
Total nonaccrual loans	1,342,108	1,844,059
Other real estate (ORE)	195,558	306,000

Total nonperforming assets	$1,537,666	$2,150,059

Nonperforming assets to gross loans held for investment and ORE	0.75%	1.10%
Nonperforming assets to total assets	0.54%	0.79%

Other real estate consisted of one one- to four-family residence at June 30, 2016 and one commercial property at December 31, 2015, which was sold at a loss of $93,000 in June 2016.

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at June 30, 2016 and December 31, 2015. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of June 30, 2016
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$152,298,978	$28,165,236	$9,780,729	$8,419,397	$198,664,340
Special mention	252,934	212,060	84,323	-	549,317
Substandard	3,029,853	1,273,661	320,100	22,468	4,646,082
Doubtful	-	-	304,144	-	304,144
Loss	-	-	-	-	-

Totals	$155,581,765	$29,650,957	$10,489,296	$8,441,865	$204,163,883

	As of December 31, 2015
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$142,560,320	$29,434,236	$9,785,619	$6,428,765	$188,208,940
Special mention	1,862,059	147,375	95,665	-	2,105,099
Substandard	2,221,619	1,830,826	-	-	4,052,445
Doubtful	-	-	354,208	-	354,208
Loss	-	-	-	-	-

Totals	$146,643,998	$31,412,437	$10,235,492	$6,428,765	$194,720,692

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

	As of June 30, 2016
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,037,964	1,037,964	-	1,091,933
Commercial and industrial	304,144	304,144	-	311,725
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,037,964	1,037,964	-	1,091,933
Commercial and industrial	304,144	304,144	-	311,725
Consumer and other	-	-	-	-

	As of December 31, 2015
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,489,851	1,489,851	-	1,949,279
Commercial and industrial	354,208	354,208	-	733,940
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,489,851	1,489,851	-	1,949,279
Commercial and industrial	354,208	354,208	-	733,940
Consumer and other	-	-	-	-

During the six months ended June 30, 2016 and 2015, no interest income was recognized on these loans as interest collected was credited to loan principal.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at June 30, 2016 and December 31, 2015.

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

There were no troubled debt restructurings as of June 30, 2016 or December 31, 2015.

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

NOTE 4 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	June 30,	December 31,
	2016	2015

Gross carrying value	$502,000	$502,000
Less accumulated amortization	(182,306)	(139,220)

Core deposit intangible	$319,694	$362,780

Amortization of core deposit intangible was $43,086 and $55,248 for the six months ended June 30, 2016 and 2015, respectively.

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Commitments to originate and sell mortgage loans	$46,199,200	$15,661,263
Commitments to extend credit	30,161,113	18,695,121
Unused lines of credit	5,292,872	4,591,908

Totals	$81,653,185	$38,948,292

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. There were no standby letters of credit at June 30, 2016 and December 31, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of June 30, 2016 and December 31, 2015, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of June 30, 2016, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2016:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$32,302	15.91%	$16,243	³8.00%	$20,304	³10.00%

Tier I Capital
(to Risk-Weighted Assets)	$30,149	14.85%	$12,182	³6.00%	$16,243	³8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$30,149	14.85%	$9,137	³4.50%	$13,198	³6.50%

Tier I Capital
(to Average Assets)	$30,149	10.89%	$11,078	³4.00%	$13,848	³5.00%

As of December 31, 2015:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$31,584	16.93%	$14,928	³8.00%	$18,660	³10.00%

Tier I Capital
(to Risk-Weighted Assets)	$29,690	15.91%	$11,196	³6.00%	$14,928	³8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$29,690	15.91%	$8,397	³4.50%	$12,129	³6.50%

Tier I Capital
(to Average Assets)	$29,690	11.06%	$10,742	³4.00%	$13,428	³5.00%

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at June 30, 2016 and December 31, 2015.

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

Loans Held for Sale – The fair value of loans held for sale is based on quoted market prices from Freddie Mac. Freddie Mac quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

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

 The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

June 30, 2016
Recurring basis
Mortgage-backed securities	$-	$29,233,561	$-	$29,233,561
U.S. Government agencies	-	3,133,358	-	3,133,358
Municipal obligations	-	1,903,209	-	1,903,209
Nonrecurring basis
Loans held for sale	-	25,424,352	-	25,424,352
Other real estate	-	-	195,558	195,558
Impaired loans	-	-	1,342,108	1,342,108

Totals	$-	$59,694,480	$1,537,666	$61,232,146

December 31, 2015
Recurring basis
Mortgage-backed securities	$-	$23,270,496	$-	$23,270,496
U.S. Government agencies	-	3,458,813	-	3,458,813
Municipal obligations	-	1,901,242	-	1,901,242
Nonrecurring basis
Loans held for sale	-	11,380,627	-	11,380,627
Other real estate	-	-	306,000	306,000
Impaired loans	-	-	1,844,059	1,844,059

Totals	$-	$40,011,178	$2,150,059	$42,161,237

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At June 30, 2016
Financial assets:
Cash and due from banks	$3,661	$3,661	$3,661	$-	$-
Interest-bearing deposits with banks	2,960	2,960	2,960	-	-
Available-for-sale securities	34,270	34,270	-	34,270	-
Loans held for sale	25,424	25,424	-	25,424	-
Loans held for investment, net	201,283	201,258	-	-	201,258
Stock in financial institutions	1,599	1,599	-	1,599	-

Financial liabilities:
Demand deposits, savings and NOW deposits	160,793	159,175	159,175	-	-
Time deposits	65,596	65,643	-	65,643	-
Federal Home Loan Bank advances	27,000	27,000	-	27,000	-

At December 31, 2015
Financial assets:
Cash and due from banks	$5,960	$5,960	$5,960	$-	$-
Interest-bearing deposits with banks	13,865	13,865	13,865	-	-
Available-for-sale securities	28,631	28,631	-	28,631	-
Loans held for sale	11,381	11,381	-	11,381	-
Loans held for investment, net	192,137	195,631	-	-	195,631
Stock in financial institutions	1,547	1,547	-	1,547	-

Financial liabilities:
Demand deposits, savings and NOW deposits	151,593	147,947	147,947	-	-
Time deposits	74,107	74,149	-	74,149	-
Federal Home Loan Bank advances	13,000	13,004	-	13,004	-

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

NOTE 8 –EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share – Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. For earning per share computations, unallocated ESOP shares are treated like treasury shares and not considered outstanding. The calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2015 excludes 18,020 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss)	$485,650	$361,727	$491,506	$97,470

Weighted-average common shares outstanding applicable to basic EPS	1,662,105	1,679,500	1,662,105	1,679,500
Effect of dilutive potential common shares	1,778	0	526	0

Weighted-average common shares outstanding applicable to diluted EPS	1,663,883	1,679,500	1,662,631	1,679,500

Income (loss) per common share:
Basic	$0.29	$0.22	$0.30	$0.06
Diluted	$0.29	$0.22	$0.30	$0.06

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition at June 30, 2016 and December 31, 2015 and results of operations for the three and six months ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  A three-level of fair value hierarchy prioritizes the inputs used to measure fair value:

·	Level 1 – Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government agency debt that is highly liquid and actively traded in over-the-counter markets.

·	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

·	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

	Three Months Ended June 30,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$218,396	$3,218	5.93%	$199,060	$2,833	5.71%
Interest-earning deposits	7,549	10	0.51%	6,495	3	0.19%
Securities	29,432	121	1.66%	34,108	128	1.51%
Federal Home Loan Bank stock	1,170	2	0.77%	1,245	24	7.73%
Other	382	5	5.26%	481	5	4.17%
Total interest-earning assets	256,929	3,356	5.25%	241,389	2,993	4.97%
Noninterest-earning assets	19,485			17,656
Total assets	$276,414			$259,045

Interest-bearing liabilities:
Checking, money market and savings accounts	$123,517	226	0.74%	$101,673	176	0.69%
Certificates of deposit	69,054	139	0.81%	78,636	161	0.82%
Total deposits	192,571	365	0.76%	180,309	337	0.75%
Advances from FHLB of Dallas	11,373	14	0.49%	25,890	18	0.28%
Total interest-bearing liabilities	203,944	379	0.75%	206,199	355	0.69%
Non-interest bearing deposits	39,275			21,395
Non-interest bearing liabilities	2,579			2,253
Total liabilities	245,798			229,847
Stockholders' equity	30,616			29,198
Total liabilities and stockholders' equity	$276,414			$259,045

Net interest income		$2,977			$2,638
Net interest rate spread (2)			4.51%			4.28%
Net interest-earning assets (3)	$52,985			$35,190

Net interest margin (4)			4.66%			4.38%
Average interest-earning assets to average interest-bearing liabilities			125.98%			117.07%

(1)	Yield/Rate for the three month periods have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

	Six Months Ended June 30,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$211,067	$6,136	5.85%	$193,307	$5,471	5.71%
Interest-earning deposits	10,487	26	0.49%	5,935	7	0.24%
Securities	28,876	242	1.68%	34,234	293	1.73%
Federal Home Loan Bank stock	1,169	5	0.84%	1,068	33	6.17%
Other	383	8	4.47%	634	12	3.88%
Total interest-earning assets	251,982	6,417	5.12%	235,178	5,816	4.99%
Noninterest-earning assets	19,478			18,610
Total assets	$271,460			$253,788

Interest-bearing liabilities:
Checking, money market and savings accounts	$120,415	440	0.73%	$101,044	$338	0.67%
Certificates of deposit	70,840	290	0.82%	79,761	331	0.84%
Total deposits	191,255	730	0.77%	180,805	669	0.75%
Advances from FHLB of Dallas	10,564	24	0.47%	20,889	27	0.26%
Total interest-bearing liabilities	201,819	754	0.75%	201,694	696	0.70%
Non-interest bearing deposits	36,690			20,290
Non-interest bearing liabilities	2,551			2,518
Total liabilities	241,060			224,502
Stockholders' equity	30,400			29,286
Total liabilities and stockholders' equity	$271,460			$253,788

Net interest income		$5,663			$5,120
Net interest rate spread (2)			4.37%			4.29%
Net interest-earning assets (3)	$50,163			$33,484

Net interest margin (4)			4.52%			4.39%
Average interest-earning assets to average interest-bearing liabilities			124.86%			116.60%

(1)	Yield/Rate for the six month periods have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Cash and cash equivalents decreased $13.2 million, or 66.6%, to $6.6 million at June 30, 2016 from $19.8 million at December 31, 2015. The decrease is due to our using excess cash from December 31, 2015 to fund loan originations and purchases of securities during the six months ended June 30, 2016.

Loans held for investment increased $9.4 million, or 4.8%, to $203.4 million at June 30, 2016 from $194.0 million at December 31, 2015, due to organic growth. The increase was specifically due to an increase in commercial real estate loans, which increased $8.9 million, or 6.1%, to $155.6 million at June 30, 2016 from $146.6 million at December 31, 2015. During the six months ended June 30, 2016, commercial real estate loans increased to 76.2% of the gross loan portfolio from 75.3%, while one- to four-family residential real estate loans decreased to 14.5% of the portfolio from 16.1%. The residential mortgage loan portfolio experienced natural run-off as the Bank continued to focus on the secondary mortgage lending program whereby new loans are originated and sold for fee income as opposed to being held in the portfolio.

Loans held for sale at June 30, 2016 totaled $25.4 million, consisting entirely of residential mortgage loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. At December 31, 2015, loans held for sale totaled $11.4 million. The balances at any date vary based upon the timing and volume of current loan originations and sales; however, the record high quarter end balance at June 30, 2016 was primarily due to the addition of four new loan production offices in February 2016 and another in May 2016 and a decrease in market interest rates in the second quarter.

Available for sale securities increased $5.6 million, or 19.7%, during the six months ended June 30, 2016, due to the investment of excess liquid funds during the second quarter.

Other real estate decreased $110,000 to $196,000 at June 30, 2016. In the six months ended June 30, 2016 a property was added as a result of a foreclosure on a one- to four-family residential property; however, in June 2016 the commercial property held at December 31, 2015 was sold and a $93,000 loss on sale was recognized.

Total deposits increased $689,000, or 0.3%, to $226.4 million at June 30, 2016 from $225.7 million at December 31, 2015. The increase included a $9.2 million, or 8.1% increase in savings and money market deposits, partially offset by an $8.5 million, or 11.5%, decrease in time deposits. The increase in savings and money market  deposits is primarily due to maturing certificates of deposit customers preferring not to lock into term deposits, and growth from new and existing Arizona customers. We have been growing saving and money market balances while allowing both retail and wholesale certificates of deposit to run off at maturity to improve the deposit mix and reduce the cost of funds.

Borrowings, consisting solely of Federal Home Loan Bank advances, increased $14.0 million to $27.0 million at June 30, 2016 from $13.0 million at December 31, 2015. We generally utilize short term borrowings to fund loans held for sale, which were $25.4 million at June 30, 2016 compared to $11.4 million at December 31, 2015.

Total stockholders’ equity increased $828,000, or 2.8%, to $30.5 million at June 30, 2016 from $29.6 million at December 31, 2015. The growth was due to net income for the six-month period of $492,000 and an increase in accumulated other comprehensive income resulting from the $306,000 improvement in the fair value of available-for-sale securities for the six months ended June 30, 2016.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General. In the fall of 2015 and again in February and May 2016, the Company expanded its mortgage banking program, which included the addition of new loan production offices in Scottsdale and Tubac, Arizona, Albuquerque, New Mexico, Kirkland and Puyallup, Washington, Medford, Oregon and Littleton, Colorado. Operating results for the three months ended June 30, 2016 were negatively affected as the start-up period operating costs exceeded revenue generated by these new operations. Despite these additional expenses, we had net income of $486,000 for the three months ended June 30, 2016, compared to net income of $362,000 for the three months ended June 30, 2015.

Interest Income. Interest income increased $363,000, or 12.1%, to $3.4 million for the three months ended June 30, 2016 from $3.0 million for the three months ended June 30, 2015. The increase was due to a $15.5 million, or 6.4%, increase in average interest-earning assets and an improvement in asset mix as loans, our highest yielding assets, increased to 85.0% of average interest-earning assets from 82.5% of average interest-earning assets. The yield on average interest-earning assets increased 28 basis points to 5.25% for the three months ended June 30, 2016 from 4.97% for the three months ended June 30, 2015 due primarily to the improvement in asset mix. Interest and fees on loans increased $384,000, or 13.6%, to $3.2 million for the three months ended June 30, 2016, from $2.8 million for the three months ended June 30, 2015. Interest income on loans increased due primarily to a $19.3 million, or 9.7%, increase in average loan balances, due to organic growth and a 22 basis point increase in yield. The average balance of securities decreased $4.7 million, or 13.7%, to $29.4 million for the three months ended June 30, 2016, compared to $34.1 million for the three months ended June 30, 2015, and the average yield increased from 1.51% to 1.66% for the three months ended June 30, 2015 and 2016, respectively.

Interest Expense. Interest expense increased $24,000, or 6.9%, to $379,000 for the three months ended June 30, 2016 from $354,000 for the three months ended June 30, 2015. The increase was the result of an increase in interest expense on deposits, which increased $28,000, or 8.4%, to $365,000 for the three months ended June 30, 2016 from $337,000 for the three months ended June 30, 2015.

Average interest-bearing deposits for the three months ended June 30, 2016 were $192.6 million, representing a $12.3 million, or 6.8%, increase compared to average interest-bearing deposits of $180.3 million for the three months ended June 30, 2015. The average rate paid on interest-bearing deposits was 0.76% compared to 0.75% for the 2015 period.

Interest paid on checking, money market and savings accounts increased $50,000, or 28.4%, to $226,000 for the three months ended June 30, 2016 from $176,000 for the three months ended June 30, 2015. The average rate we paid on such deposit accounts increased five basis points to 0.74% for the three months ended June 30, 2016 from 0.69% for the three months ended June 30, 2015 and the average balance increased $21.8 million, or 21.5%, to $123.5 million for the three months ended June 30, 2016 from $101.7 million for the three months ended June 30, 2015. The average rates we pay on these accounts is considerably higher in the Arizona market.

Interest on certificates of deposits decreased $22,000, or 13.7%, to $139,000 for the three months ended June 30, 2016 from $161,000 for the three months ended June 30, 2015. The average balance of certificates of deposit decreased $9.6 million, or 12.2%, to $69.1 million for the three months ended June 30, 2016 from $78.6 million for the three months ended June 30, 2015. In addition, the average rate paid on certificates of deposit decreased one basis point to 0.81% for the three months ended June 30, 2016 from 0.82% for the three months ended June 30, 2015.

The increase in checking, savings and money market deposits and decrease in certificates of deposit is primarily due to maturing certificate of deposit customers preferring not to lock into term deposits, and growth from new and existing Arizona customers.

Net Interest Income. Net interest income increased $339,000, or 12.8%, to $3.0 million for the three months ended June 30, 2016 from $2.6 million for the three months ended June 30, 2015, as a result of a higher balance of net interest-earning assets and a higher net interest rate spread. Our average net interest-earning assets increased by $17.8 million, or 50.6%, to $53.0 million for the three months ended June 30, 2016 from $35.2 million for the three months ended June 30, 2015, due primarily to organic growth. Our net interest rate spread improved by 23 basis points to 4.51% for the three months ended June 30, 2016 from 4.28% for the three months ended June 30, 2015, as we carried 85.0% of our average interest-earning assets in loans, our highest yielding assets, for the three months ended June 30, 2016, compared to 82.5% in loans for the comparable quarter in 2015. This repositioning of our asset portfolio was achieved principally through organic loan growth. Our cost of borrowings increased to 0.49% for the quarter ended June 30, 2016 from 0.28% for the quarter ended June 30, 2015 due to the increase in short term interest rates following the 25 basis point increase in the target Federal Funds rate in December 2015.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. If the allowance for loan losses is larger than necessary, we post a negative provision as a benefit to earnings. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews.

See “- Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $99,000 for the three months ended June 30, 2016, compared to $75,000 for the three months ended June 30, 2015. In the three months ended June 30, 2016, the allowance for loan losses grew $100,000, or 4.9%, and gross loans held for investment grew $6.5 million, or 3.3%.

To the best of our knowledge, at June 30, 2016 we have recorded all loan losses that are both probable and reasonable to estimate as of June 30, 2016.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income increased $1.4 million, or 106.4%, to $2.7 million for the three months ended June 30, 2016 from $1.3 million for the three months ended June 30, 2015 due to a higher volume of loan sales and related gains, partially offset by a $93,000 loss on sale of other real estate compared to no impairment charge or loss on sale for the comparable quarter in 2015.

Gain on sale of loans increased $1.4 million, or 123.1%, to $2.6 million for the three months ended June 30, 2016 from $1.2 million for the three months ended June 30, 2015 as the Company has continued to expand its secondary mortgage loan operations. During the three months ended June 30, 2016, we sold $65.6 million of mortgage loans for a gain of $2.5 million and $1.2 million of SBA loans for a gain of $95,000, compared to $39.9 million of mortgage loan sales and $758,000 of SBA loan sales during the three months ended June 30, 2015 for gains of $1.1 million and $86,000, respectively. We realized a 3.8% average premium (gain on sale/sold loans) on the sales of mortgage loans for the three months ended June 30, 2016 and 2.9% for the three months ended June 30, 2015. The Bank has experienced higher premiums on sales of mortgage loans since mid-2015 when we enhanced our pipeline management with the addition of more experienced personnel. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and Veterans Administration (VA) loans to conventional loans, geographic markets and market interest rates, specifically 10-year U.S. Treasury rates.

Noninterest Expense. Noninterest expense increased $1.6 million, or 44.8%, to $5.1 million for the three months ended June 30, 2016 from $3.5 million for the three months ended June 30, 2015, due primarily to higher salaries and benefits, data processing fees, professional fees and occupancy, which were partially offset by a decrease in other noninterest expense. The increases were primarily related to the expansion of our mortgage banking operations in the fall of 2015 and again in 2016. Average assets for the quarter ended June 30, 2016 were 6.7% greater than for the quarter ended June 30, 2015.

Income Tax Expense. No provision for income tax expense or income tax benefits were recorded for the three months ended June 30, 2016 and 2015. The Company has net operating loss carry-forwards from prior periods, which offset income for both periods, so no other income tax expense or income tax benefits were recorded.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General. In the fall of 2015 and again in February and May 2016, the Company expanded its mortgage banking program, which included the addition of new loan production offices in Scottsdale and Tubac, Arizona, Albuquerque, New Mexico, Kirkland and Puyallup, Washington, Medford, Oregon and Littleton, Colorado. Operating results for the six months ended June 30, 2016 were negatively affected as the start-up period operating costs exceeded revenue generated by these new operations. Despite these additional expenses, we had net income of $492,000 for the six months ended June 30, 2016, compared to net income of $97,000 for the six months ended June 30, 2015.

Interest Income. Interest income increased $601,000, or 10.3%, to $6.4 million for the six months ended June 30, 2016 from $5.8 million for the six months ended June 30, 2015. The increase was due to a 7.1% increase in average interest-earning assets and a 13 basis point increase in yields due primarily to improvement in asset mix as loans, our highest yielding assets, increased from 82.2% to 83.8% of average interest-earning assets. Interest and fees on loans increased $665,000, or 12.2%, to $6.1 million for the six months ended June 30, 2016, from $5.5 million for the six months ended June 30, 2015, partially offset by a $51,000, or 17.4%, decrease in interest income on available-for-sale securities. Interest income on loans increased due primarily to a 9.2% increase in average loan balances, due to organic growth and a 14 basis point increase in average yield. The average balance of securities decreased $5.4 million, or 15.7%, to $28.9 million for the six months ended June 30, 2016, compared to $34.2 million for the six months ended June 30, 2015 and the average yield decreased five basis points.

Interest Expense. Interest expense increased $58,000, or 8.4%, to $754,000 for the six months ended June 30, 2016 from $696,000 for the six months ended June 30, 2015. The increase was caused by an increase in interest expense on deposits, which increased $60,000, or 9.0%, to $730,000 for the six months ended June 30, 2016 from $670,000 for the six months ended June 30, 2015.

Average interest-bearing deposits for the six months ended June 30, 2016 were $191.3 million, representing a $10.5 million, or 5.8%, increase compared to average interest-bearing deposits of $180.8 million for the six months ended June 30, 2015. The average rate paid on interest-bearing deposits was 0.77% compared to 0.75% for the 2015 period.

Interest paid on checking, money market and savings accounts increased $102,000, or 30.2%, to $440,000 for the six months ended June 30, 2016 from $338,000 for the six months ended June 30, 2015. The average rate we paid on such deposit accounts increased six basis points to 0.73% for the six months ended June 30, 2016 from 0.67% for the six months ended June 30, 2015 and the average balance increased $19.4 million, or 19.2%, to $120.4 million for the six months ended June 30, 2016 from $101.0 million for the six months ended June 30, 2015. The increase in checking, savings and money market deposits is primarily due to maturing certificate of deposit customers preferring not to lock into term deposits, and growth from new and existing Arizona customers. The average rates we pay on these accounts is considerably higher in the Arizona market.

Net Interest Income. Net interest income increased $543,000, or 10.6%, to $5.7 million for the six months ended June 30, 2016 from $5.1 million for the six months ended June 30, 2015, as a result of a higher balance of net interest-earning assets and a higher net interest rate spread. Our average net interest-earning assets increased by $16.7 million, or 49.8%, to $50.2 million for the six months ended June 30, 2016 from $33.5 million for the six months ended June 30, 2015 due primarily to organic growth. Our net interest rate spread improved by eight basis points to 4.37% for the six months ended June 30, 2016 from 4.29% for the six months ended June 30, 2015, as we carried 83.8% of our average interest-earning assets in loans, our highest yielding asset, for the six months ended June 30, 2016 compared to 82.2% in loans for the comparable period in 2015. This repositioning of our asset portfolio was achieved principally through organic loan growth and sales of securities in December 2014 and early 2015, which were not completely replaced through reinvestment. Our cost of borrowings increased to 0.47% for the six months ended June 30, 2016 from 0.26% for the six months ended June 30, 2015 due to the increase in short term interest rates following the 25 basis point increase in the target Federal Funds rate in December 2015.

Provision for Loan Losses. We recorded a provision for loan losses of $151,000 for the six months ended June 30, 2016, compared to $175,000 for the six months ended June 30, 2015. In addition, $118,000 in recoveries of previously charged-off balances were received during the six months ended June 30, 2016 compared to $186,000 in the six months ended June 30, 2015. In the six months ended June 30, 2016, the allowance for loan losses increased $258,000, or 13.6%, and gross loans held for investment grew $9.4 million, or 4.8%.

Noninterest Income. Noninterest income increased $2.5 million, or 117.3%, to $4.5 million for the six months ended June 30, 2016 from $2.1 million for the six months ended June 30, 2015 primarily due to a higher volume of loan sales and related gains, and a decrease in loss on sale and impairments of other real estate.

Gain on sale of loans increased $2.2 million, or 108.8%, to $4.3 million for the six months ended June 30, 2016 from $2.1 million for the six months ended June 30, 2015 as the Company has continued to expand its secondary mortgage loan operation. During the six months ended June 30, 2016, we sold $107.1 million of mortgage loans for a gain of $4.1 million and $2.2 million of SBA loans for a gain of $194,000, compared to $69.1 million of mortgage loan sales and $758,000 of SBA loan sales during the six months ended June 30, 2015 for gains of $2.0 million and $86,000, respectively. The average premium (gain on sale/sold loans) for 2016 was 3.8% compared to 3.0% for 2015. The Bank has experienced higher premiums on sales of mortgage loans since mid-2015 when we enhanced our pipeline management with the addition of more experienced personnel. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

We incurred a $93,000 loss on sale of other real estate in the six months ended June 30, 2016 compared to a $200,000 impairment charge on other real estate in the six months ended June 30, 2015.

Noninterest Expense. Noninterest expense increased $2.6 million, or 37.6%, to $9.6 million for the six months ended June 30, 2016 from $6.9 million for the six months ended June 30, 2015 due primarily to higher salaries and benefits, professional fees, data processing fees, other expense and occupancy, partially offset by lower merger-related expenses. The increase in expense resulted primarily from the expansion of our mortgage banking program. Average assets for the six months ended June 30, 2016 were 7.0% larger than the six months ended June 30, 2015.

Merger-related expenses decreased $100,000, or 100.0%, to $0 for the six months ended June 30, 2016 compared to $100,000 for the six months ended June 30, 2015.

Provision for Income Taxes. Income tax expense was $15,000 and $0 for the six months ended June 30, 2016 and 2015, respectively. The $15,000 income tax expense for the six months ended June 30, 2016 represented a tax extension payment expected to be applied to cover an alternative minimum tax liability. The Company has net operating loss carry-forwards from prior periods, which offset income for both periods, so no other income tax expense or income tax benefits were recorded.

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

Non-Performing Loans and Non-Performing Assets. The following table sets forth information regarding our non-performing assets. As of June 30, 2016 and December 31, 2015, we had no troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates.

	At June 30,	At December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$1,038	$1,490
Commercial real estate	-	-
Commercial and industrial loans	304	354
Consumer and other loans	-	-
Total nonaccrual loans	1,342	1,844
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	1,342	1,844
Other real estate (ORE)
One- to four-family residential real estate	196	-
Commercial real estate	-	306
Total other real estate	196	306
Other nonperforming assets	-	-
Total nonperforming assets	$1,538	$2,150

Ratios:
Nonperforming loans to gross loans held for investment	0.66%	0.95%
Nonperforming assets to total assets	0.54%	0.79%
Nonperforming assets to gross loans held for investment and ORE	0.75%	1.10%

The nonperforming asset ratios decreased due to the $502,000 decrease in nonperforming loans and the $110,000 decrease in other real estate along with increases in both loans and assets. In the six months ended June 30, 2016 one one- to four-family residential property was added to other real estate and one commercial real estate property was sold at a loss of $93,000.

Interest income that would have been recorded for the six months ended June 30, 2016, had nonaccruing loans been current according to their original terms amounted to $42,000. We recognized no interest income on these nonaccrual loans for the six months ended June 30, 2016.

At June 30, 2016, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)

Balance at beginning of period	$1,894	$1,707
Provision for loan losses	151	175
Charge-offs:
One- to four-family residential real estate loans	(11)	-
Commercial real estate loans	-	-
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total charge-offs	(11)	-
Recoveries:
One- to four-family residential real estate loans	2	2
Commercial real estate loans	116	184
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total recoveries	118	186
Net recoveries	107	186

Balance at end of period	$2,152	$2,068

ALLL to nonperforming loans	160.37%	182.87%
ALLL to total gross loans	1.05%	1.10%
ALLL to total gross loans less acquired loans	1.32%	1.61%
Net (charge-offs) recoveries to average loans outstanding during the period	0.10%	0.19%

The allowance for loan losses to nonperforming loans ratio decreased due to the 18.7% increase in nonperforming loans from June 2015 to June 2016 compared to the 4.1% increase in the allowance for loan losses. The allowance for loan losses to total gross loans ratio decreased due to a 8.2% increase in total gross loans compared to the 4.1% increase in the allowance for loan losses. The net recoveries to average loans outstanding ratio decreased due to an 9.2% increase in average loans outstanding between the periods, and a 42.5% decrease in net recoveries.

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of June 30, 2016.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $6.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $34.3 million at June 30, 2016. In addition, at June 30, 2016, we had the ability to borrow an additional $94.8 million from the Federal Home Loan Bank of Dallas. On that date, we had $27.0 million of advances outstanding. The Bank also has two lines of credit available with other financial institutions of $6.0 million and 2.0 million, respectively.

At June 30, 2016, we had $30.2 million in loan commitments outstanding, and an additional $46.2 million in commitments to originate and sell mortgage loans. In addition, we had $5.3 million in unused lines of credit and no commitments issued under standby letters of credit. Time deposits due within one year as of June 30, 2016 totaled $39.7 million, or 17.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2016, we originated $41.5 million of loans held for investment and $120.9 million of mortgage loans held for sale, compared to $23.2 million of loans held for investment and $72.1 million of mortgage loans held for sale  during the six months ended June 30, 2015. In the six months ended June 30, 2016 and 2015, we purchased $8.5 million and $9.7 million of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases of $0.7 million and $9.2 million in total deposits for the six months ended June 30, 2016 and 2015, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances increased $14.0 million and $15.0 million for the six months ended June 30, 2016 and 2015, respectively. In 2016 we have been funding our loans held for sale with short term FHLB borrowings. At June 30, 2016 loans held for sale were $25.4 million and FHLB borrowings were $27.0 million. During the six months ended June 30, 2015, we were able to utilize proceeds from FHLB advances and excess liquid funds held at December 31, 2014 to fund new loan originations and the purchase of $9.7 million in available-for-sale securities.

Alamogordo Financial Corp. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Alamogordo Financial Corp’s. primary source of liquidity is dividend payments it may receive from the Bank. At June 30, 2016, Alamogordo Financial Corp. (on an unconsolidated basis) had liquid assets of $410,000.

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

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016 and December 31, 2015, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Charter of Alamogordo Financial Corp. (1)

3.2	Bylaws of Alamogordo Financial Corp. (1)

3.3	Amendment to Bylaws of Alamogordo Financial Corp. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Alamogordo Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Alamogordo Financial Corp. (File No. 333-92913), originally filed with the Securities and Exchange Commission on December 16, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K of Alamogordo Financial Corp. (File No. 000-29655), filed with the Securities and Exchange Commission on December 24, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMOGORDO FINANCIAL CORP.

Date:	August 15, 2016	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer

Date:	August 15, 2016	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer

